Form 10QSB
period 2000-03-31
US MEDICAL GROUP INC
filed 2000-05-15
CIK 1105757

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000

                          Commission file number 0-29579

                            U. S. MEDICAL GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

              Nevada                                 88-0320389
     (State of Incorporation)            (IRS Employer Identification No.)

             1405 South Orange Avenue, Suite 600, Orlando, FL 32806
                    (Address of Principal Executive Offices)

                                  (407)849-2288
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  x   No
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,575,380 shares of Common Stock ($.001 par value) as of May 12, 2000.


Transitional small business disclosure format:  Yes    No  x
                                                   ---    ---

                            U.S. MEDICAL GROUP, INC.

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2000

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

                  Consolidated Balance Sheets:
                  March 31, 2000 and December 31, 1999

                  Consolidated Statements of Operations:
                  Three Months Ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows:
                  Three Months Ended March  31, 2000 and 1999

                  Notes to Consolidated Financial Statements:
                  March 31, 2000

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.      Legal Proceedings.

         Item 2.      Changes in Securities.

         Item 3.      Defaults Upon Senior Securities.

         Item 4.      Submission of Matters to a Vote of Security Holders.

         Item 5.      Other Information.

         Item 6.      Exhibits and Reports on Form 8-K.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

                            U.S. MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                                        Three months ended   Three months ended
                                          March 31, 2000        March 31, 1999
                                          --------------       --------------
Revenues:
     Patient fees                          $   849,004           $   392,872

Operating expenses:
     Selling, general and administrative       355,954               167,319
     Interest expense                           40,256                13,348
     Depreciation expense                       77,016                40,604
                                           -----------           -----------
Operating expense                              473,226               221,271
                                           -----------           -----------
Net income before taxes                        375,778               171,601

Provision for income taxes                     142,900                  --
                                           -----------           -----------
Net income                                 $   232,878           $   171,601
                                           -----------           -----------
                                           -----------           -----------
Earnings per common share
(basic and assuming dilution)              $      0.02           $     0. 01
                                           -----------           -----------
                                           -----------           -----------

Weighted average shares outstanding

     Basic                                  13,575,380            13,575,380
     Diluted                                13,595,380            13,595,380


   The accompanying notes are an integral part of these financial statements

                            U.S. MEDICAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                 March 31, 2000   December 31, 1999
                                                 --------------   -----------------
                                                 (Unaudited)
ASSETS

Current assets:
     Cash and equivalents                           $  232,800         $   22,763
     Accounts receivable                               378,826            548,669
     Prepaid expenses                                   21,787             13,330
                                                    ----------         ----------
Total current assets                                   633,413            584,762

Property and equipment - at cost:

     Mobile unit and medical equipment               3,702,681          3,642,467
     Furniture and fixtures                             62,565             61,075
                                                    ----------         ----------
                                                     3,765,246          3,703,542
Less accumulated depreciation                          487,405            410,389
                                                    ----------         ----------
                                                     3,277,841          3,293,153
Other assets:
     Financing fees, less amortization of $6,790
          and $5,521 on March 31, 2000 and
          December 31, 1999, respectively               10,967             12,236
                                                    ----------         ----------
                                                    $3,922,221         $3,890,151
                                                    ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses              65,444            127,297
     Current maturities of long-term debt            1,036,322            801,602
     Income tax payable                                104,800
     Deferred tax liability                             75,906             81,406
                                                    ----------         ----------
                                                     1,282,472          1,010,305

Long-term debt less current maturities               1,372,208          1,447,045

Deferred tax liability                                 344,853            301,253

Stockholders' equity:

     Preferred stock, par value, $.001 per share,
       20,000,000 authorized at March 31, 2000
        and December 31, 1999; none issued                --                 --
     Common stock, par value, $.001 per share;
        100,000,000 authorized, 13,575,380 issued
         at March 31, 2000 and December 31, 1999        13,575             13,575
     Additional paid-in-capital                         80,925             80,925
     Retained earnings                                 828,188          1,037,048
                                                    ----------         ----------
                                                       922,688          1,131,548
                                                    ----------         ----------
                                                    $3,922,221         $3,890,151
                                                    ==========         ==========


    The accompanying notes are an integral part of these financial statements

                            U.S. MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                            For the three months   For the three months
                                             ended March 31, 2000    ended March 31,1999
                                            ---------------------  ---------------------
Cash flows from operating activities:
     Net income from operating activities                $ 232,878    $ 171,601
     Adjustments to reconcile net income to net cash:
          Depreciation                                      77,016       40,604
          Deferred income taxes                             38,100         --
          Change in:  Receivables                          169,843       (5,133)
               Prepaid expenses and other assets            (7,188)         637
               Income tax payable                          104,800         --
               Accounts payable and accrued expenses       (61,852)         125
                                                         ---------    ---------
                                                           553,597      207,834

Cash flows used in investing activities:

     Capital expenditures                                  (61,704)      (5,000)

Cash flows (used in)/provided by financing activities:

     Proceeds from bank loans                                 --           --
     Proceeds from loans from stockholders                 441,739         --
     Repayments of bank loans                             (264,421)    (162,350)
     Repayment of loans from stockholders                  (17,435)      (5,943)
     Dividend payments                                    (441,739)        --
     Net cash used in financing activities                (281,856)    (168,293)

Net increase in cash and cash equivalents                  210,037       34,541

Cash and cash equivalents at January 1                      22,763       49,185
                                                         ---------    ---------

Cash and cash equivalents at March 31                    $ 232,800    $  83,726
                                                         =========    =========

    The accompanying notes are an integral part of these financial statements

                            U. S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-SB, as amended.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, U. S. Medical Group (Florida), Inc., formerly American Mobile Surgical Services, Inc. Significant intercompany transactions have been eliminated in consolidation.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         Three Months Ended March 31, 2000 and 1999

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

DESCRIPTION OF COMPANY

The Company, through its wholly-owned subsidiary, U.S. Medical Group (Florida), Inc. provides surgical operating rooms and required support staff (such as nurses and technicians) by means of a mobile unit on site at correctional facilities The Company currently owns, manages and operates free-standing, totally self-contained, mobile surgical facilities that serve the prison systems in Florida and in North Carolina. The Company uses mobile ambulatory surgical centers, built into tractor-trailer vehicles with expandable side panels, to deliver cost-effective surgical services to correctional facilities. While the military has used similar services to perform surgical procedures during periods of war and other conflicts, the Company believes that it is the first to provide a mobile surgery unit on site at a correctional facility for ambulatory surgical procedures. The service is designed to reduce the costs of the correctional authority (by reducing or eliminating the need for hospitals) and to enhance security as well as cost by reducing or eliminating the need to transport inmates to off-site hospitals and guard them during hospital stays.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, dependence on key personnel, competition, limited public market and liquidity, the Company's common stock ("Common Stock") being subject to penny stock regulation, the state of the economy, unanticipated business opportunities, availability of financing, market acceptance, government regulation, shares eligible for future sale, continuation and renewal of the Florida and North Carolina Contracts, and other risks that may apply to the Company including, but not limited to other risks that may be detailed in the Company's filings with the United States Securities and Exchange Commission ("SEC" or "Commission").

REVENUE

The Company's total revenues were $849,004 for three months ended March 31, 2000 compared to $392,872 for the same period ended March 31, 1999, an increase of 116.1%. The increase is attributable to patient fees derived from the addition of the North Carolina State Department of Corrections contract, and an increased caseload and patient fees with the Florida unit. The Company reported net income from continuing operations for the three months ended March 31, 2000 of $232,872 compared to net income of $171,601 for the three months ended March 31, 1999, an increase of 35.7%. Additional net income is also attributed to the addition of the North Carolina State Department of Corrections contract as well as an increased caseload and patient fees associated with the Florida unit.

COSTS AND EXPENSES

The Company's increase in revenues for the first quarter of 2000 resulted in higher total costs for the same period, as expenses from operations increased $251,955 from $221,271 to $473,226, or 113%. Selling, general and administrative expenses increased 112% from $167,319 for three months ended March 31, 1999 to $355,954 during the period ended March 31, 2000. The increase was due primarily to the costs associated with establishing the North Carolina mobile surgical unit, which commenced operations in October of 1999. Those costs include medical equipment, supplies, and personnel costs. Salaries and wages increased $95,659 for the quarter ended March 31, 2000 as compared to the same period in 1999. The increase in salaries and wages was attributed to the addition of new personnel necessary for the support of the North Carolina mobile surgery activity and the development of new business opportunities. The Company incurred additional legal and accounting fees OF $33,716 during the period ended March 31,2000 as compared to the same period in 1999 as a result of the Company filing its registration statement with the Securities and Exchange Commission in February, 2000.

Depreciation and amortization expense for three months ended March 31,2000 was $77,016, an increase of $36,412, or 90%, from the same period in 1999. The increase is attributable to the addition of a new mobile surgical unit in North Carolina. Both of the Company's mobile surgical units were depreciated over the entire period of three months ended March 31, 2000.

Interest expense for the period ended March 31, 2000 was $40,256, an increase of $26,908, or 202%, from $13,348 for the same period ended March 31, 1999. The increase in interest expense is due to the increase of bank loans needed to finance the construction of the North Carolina mobile surgical unit.

The Company's statements of operations for the period ended March 31, 1999 reflect no provision for income taxes. As an S Corporation, the Company's earnings were taxed, with certain exceptions, for federal income tax purposes directly to the Company's shareholders. The Company terminated its S Corporation tax status in April of 1999. For the period ended March 31, 2000, the Company recorded an income tax provision of $142,900.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 2000

 As of March 31, 2000, the Company had a working capital deficit of $649,259 compared to a deficit of $425,543 at December 31, 1999, a decrease in working capital of $223,716, or 53%. The decrease in working capital was substantially due to the increase in shareholder loans to the Company in the amount of $441,739. The loan proceeds were used to pay dividends of $441,739 to certain shareholders. The Company plans to repay $170,000 of the shareholder loans in the fiscal period three months ending June 30, 2000.

The Company generated cash flow from operations of $553,597 for three months ended March 31, 2000 and $207,834 for three months ended March 31, 1999, an increase of 166%. Cash flow from operating activities for three months ended March 31, 2000 is primarily attributable to the Company's net income from operations of $232,878, adjusted for depreciation of $77,016, and deferred taxes of $ 38,100. In addition, the Company's receivables decreased $169,843 for the period, which increased the Company's cash flow from operations. Cash flow from operating activities for three months ended March 31, 1999 of $207,834 is primarily attributable to the Company's net income from operations of $171,601, adjusted for depreciation of $40,604.

Cash flows used in investing activities was $61,704 for three months ended March 31, 2000 and $ 5,000 for three months ended March 31, 1999. The Company purchased surgical equipment in the amount of $61,704 for three months ended March 31,2000.

Cash flow used in financing activities was $281,856 during the three months ended March 31, 2000 as compared to $168,293 used during the three months ended March 31, 1999. The principal use of cash in financing activities during the period ended March 31, 2000 was the repayment of $264,421 of bank loans. In addition, the Company received $441,739 of loans from shareholders during the period ended March 31, 2000. The loan proceeds were used to pay dividends of $441,739 to certain shareholders. The principal use of funds for the three month period ended March 31, 1999 were the repayment of loans from banks in the amount of $162,350,

While the Company has raised capital to meet its working capital and facility and equipment financing needs, additional financing will be required in order to acquire additional surgical facilities. The Company is seeking financing in the form of equity and debt in order to provide for these expansions and for working capital. There are no assurances the Company will be successful in raising the funds required.

The Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations. In addition, Company officers and significant shareholders guarantee all of the Company's bank debt.

The Company plans to develop new sites for its mobile surgical units and to introduce mobile dental and hyperbaric units in the near future, placing one or more units in service by year-end. The Company plans to obtain financing for these units through bank loans, private placements of its securities, and equity financing through offerings in the secondary markets. There can be no assurance that management will be successful in its efforts to obtain the financing necessary to fund the Company's growth or that contracts for future sites will be obtained.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings.

                  None

         Item 2 - Changes in Securities and Use of Proceeds.

                  None

         Item 3.  Defaults Upon Senior Securities.

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K.


EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
2.1         Agreement and Plan of Merger dated March 31, 1999 by and between the Company, U.S. Medical Group (Florida), Inc. ("USMGF"), and
            American Mobile Surgical Services, Inc. ("AMSSI")(1)

3.1         Articles of Incorporation of the Company(1)

3.2 Certificate of Amendment of the Articles of Incorporation of the Company(1)

3.3         Certificate of Amendment of the Articles(1)

3.4         By-laws of the Company(2)

10.1        Consulting Agreement dated April 26, 1999 by and between the
            Company and TransGlobal Financial Corporation(1)

10.2 Form of Stockholder Lock up Agreement dated March, 25, 1999 by and between the Company and AMSSI(1)

10.3 Agreement by and between USMGF and the Florida Department of Corrections dated April 2, 1997(1)

10.4 Agreement by and between USMGF and the North Carolina Department of corrections dated October 15, 1999(1)

27.1        Financial Data Schedule(2)

----------------------
(1) Incorporated of reference from the Company's Form 10-SB and the Amendments thereto as filed with the Securities Exchange Commission.
(2)  Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U. S. MEDICAL GROUP, INC.
                                             Registrant

May 11,  2000                          By: /s/ Thomas Winters
--------------                            --------------------
Date                                       Dr. Thomas Winters
                                           Chairman of the Board and
                                           Chief Executive Officer