Form 10QSB
period 2000-06-30
US MEDICAL GROUP INC
filed 2000-08-10
CIK 1105757

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 2000

                        Commission file number 000-29579

                            U. S. MEDICAL GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

        Nevada                                            88-0320389
(State of Incorporation)                       (IRS Employer Identification No.)

              1405 South Orange Avenue Suite 600 Orlando, FL 32806
                    (Address of Principal Executive Offices)

                                 (407) 849-2288
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,575,380 shares of Common Stock ($.001 par value) as of August 10, 2000.

Transitional small business disclosure format:  Yes |_|   No |x|

                            U.S. MEDICAL GROUP, INC.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2000


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

                  Consolidated Statements of Operations:
                  Three Months Ended June 30,2000 and 1999
                  Six Months Ended June 30, 2000 and 1999

                  Consolidated Balance Sheets:
                  June 30, 2000 and December 31, 1999

                  Consolidated Statements of Cash Flows:
                  Three Months Ended June 30, 2000 and 1999
                  Six Months Ended June 30, 2000 and 1999

                  Notes to Consolidated Financial Statements:
                  June 30, 2000

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)


                                      U.S. MEDICAL GROUP, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              UNAUDITED


                                      Three months ended June 30,     Six months ended June 30,
                                           2000           1999            2000           1999
                                           ----           ----            ----           ----
Revenues:
     Patient fees                     $    863,373   $    527,461    $  1,712,377   $    850,339

Operating expenses:
     Selling, general and
administrative                             435,515        303,793         791,469        470,482
     Interest expense                       47,183          9,854          87,439         23,203
     Depreciation expense                   79,437         41,243         156,453         82,486
                                      -------------  -------------   -------------  -------------
Operating expense                          562,135        354,890       1,035,361        576,171
                                      -------------  -------------   -------------  -------------

Net income before taxes                    301,238        172,571         677,016        274,168

Provision for income taxes                 138,000        291,410         280,900        291,410
                                      -------------  -------------   -------------  -------------

Net income                            $    163,238   $   (118,839)   $    396,116   $    (17,242)
                                      =============  =============   =============  =============

Earnings per common share             $       0.01   $      (0.01)   $       0.03   $      (0.00)
(basic and assuming dilution)

Weighted average shares outstanding
     Basic                              13,575,000     13,575,000      13,575,000     13,287,500
     Diluted


            See accompanying footnotes to the unaudited consolidated financial statements


                                 U.S. MEDICAL GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS


                                          ASSETS
                                                              June 30, 2000    December 31, 1999
                                                              -------------    -----------------
                                                               Unaudited
Current assets:
     Cash and equivalents                                       $  212,942          $   22,763
     Accounts receivable                                           314,091             548,669
     Prepaid expenses                                               77,062              13,330
                                                                -----------         -----------
Total current assets                                               604,095             584,762

Property and equipment - at cost:
     Mobile unit and medical equipment                           3,746,495           3,642,467
     Furniture and fixtures                                         89,428              61,075
                                                                -----------         -----------
                                                                 3,835,923           3,703,542
Less accumulated depreciation                                      566,841             410,389
                                                                -----------         -----------
                                                                 3,269,082           3,293,153
Other assets:
     Financing fees, less amortization of $8,059
          And $5,521 on June 30, 2000 and
          December 31, 1999, respectively                            9,698              12,236
                                                                -----------         -----------
                                                                $3,882,875          $3,890,151
                                                                ===========         ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                         102,885             127,297
     Shareholder loans                                             310,044              72,435
     Current maturities of long-term debt                          319,621             729,167
     Income tax payable                                            158,800
     Deferred tax liability                                         37,606              81,406
                                                                -----------         -----------
                                                                   928,956           1,010,305

Long-term debt less current maturities                           1,478,840           1,447,045

Deferred tax liability                                             389,153             301,253

Stockholders' equity:
   Preferred stock, par value, $.001 per share,
      20,000,000 authorized at June 30, 2000 and
      December 31, 1999; none issued                                     -                   -
   Common stock, par value, $.001 per share;
      100,000,000 authorized, 13,575,380 issued at
          June 30, 2000 and December 31, 1999                       13,575              13,575
     Additional paid-in-capital                                     80,925              80,925
     Retained earnings                                             991,426           1,037,048
                                                                -----------         -----------
                                                                 1,085,926           1,131,548
                                                                -----------         -----------
                                                                $3,882,875          $3,890,151
                                                                ===========         ===========

       See accompanying footnotes to the unaudited consolidated financial statements


                                        U.S. MEDICAL GROUP, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                UNAUDITED

                                                                  Six months ended June 30,
                                                                  2000                 1999
                                                                  ----                 ----
Cash flows from operating activities:
     Net income from operating activities                       $ 396,116           $ (17,242)
     Adjustments to reconcile net income to net cash:
          Depreciation and amortization                           158,990              82,484
          Deferred income taxes                                    44,100             223,090
          Change in:  Receivables                                 234,578              44,092
               Prepaid expenses and other assets                  (63,732)            (10,040)
               Income tax payable                                 158,800              68,320
               Accounts payable and accrued expenses              (24,411)             12,649
    Stock issued for merger consulting fees                             -              57,500
                                                                ----------          ----------
    Net cash from operating activities                            904,441             460,853

Cash flows used in investing activities:
     Capital expenditures                                        (132,380)           (380,842)

Cash flows (used in)/provided by financing activities:
     Proceeds from bank loans                                     250,000             100,000
     Proceeds from loans from stockholders                        441,739             160,136
     Repayments of bank loans                                    (627,751)           (302,466)
     Stockholder debt retired during merger                         5,200
     Repayment of loans from stockholders                        (204,131)            (43,847)
     Dividend payments                                           (441,739)                  -
                                                                ----------          ----------
     Net cash used in financing activities                       (581,882)            (80,977)

Net increase in cash and cash equivalents                         190,179                (966)
Cash and cash equivalents at January 1                             22,763              49,153
                                                                ----------          ----------
Cash and cash equivalents at June 30                            $ 212,942           $  48,187
                                                                ==========          ==========
Supplemental Information:
     Interest paid                                                 78,140              23,203
     Income taxes paid                                             78,000                   -

       See accompanying footnotes to the unaudited consolidated financial statements

                            U. S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-SB, as amended.

Basis of Presentation
---------------------

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

Description of Company
----------------------

The Company, through its wholly owned subsidiary, U.S. Medical Group (Florida), Inc. provides surgical operating rooms and required support staff (such as nurses and technicians) by means of a mobile unit on site at correctional facilities. The Company currently owns, manages and operates freestanding, totally self-contained, mobile surgical facilities that serve the prison systems in Florida and in North Carolina. The Company uses mobile ambulatory surgical centers, built into tractor-trailer vehicles with expandable side panels, to deliver cost-effective surgical services to correctional facilities. While the military has used similar services to perform surgical procedures during periods of war and other conflicts, the Company believes that it is the first to provide a mobile surgery unit on site at a correctional facility for ambulatory surgical procedures. The service is designed to reduce the costs of the correctional authority (by reducing or eliminating the need for hospitals) and to enhance security as well as cost by reducing or eliminating the need to transport inmates to off-site hospitals and guard them during hospital stays.

Forward Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions and increased competition in the Corporation's markets and products. Other factors may include; availability and terms of capital, and/or increases in operating and supply costs, market acceptance of existing and new products, rapid technological changes and availability of qualified personnel, termination of or failure to renew the Company's contracts with the State of Florida and State of North Carolina and other matters discussed in the Company's SEC filings also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved.


Three Months Ended June 30, 2000 and 1999
-----------------------------------------

REVENUES

The Company's total revenues were $863,373 for the three month period ended June 30, 2000 compared to $ 527,461 for the same period ended June 30, 1999, an increase of $335,912, or 63.7%. The increase is attributable to patient fees derived from the addition of the North Carolina State Department of Corrections contract, an increased caseload and subsequent increase in patient fees from the Florida contract and unit, and proceeds from a lease agreement for hyperbaric oxygen therapy equipment with American Hyperbarics. The lease agreement became effective March 15th, 2000. The Company reported net income from continuing operations for the three month period ended June 30, 2000 of $163,238 compared to a loss of $118,839 for the three month period ended June 30, 1999, an increase in earnings of $282,077. The net loss for the three month period ended June 30, 1999 was attributed to the costs associated with the merger of American Mobile Surgical Services Incorporated with U.S. Medical Group of Florida, as well as incremental and deferred income taxes payable totaling $291,410. The deferred taxes fell due upon the completion of the Company achieving C Corporation status that occurred during the three month period ended June 30, 1999. As an S Corporation, the Company's earnings were taxed, with certain exceptions, for federal income tax purposes directly to the Company's shareholders. The Company terminated its S Corporation tax status in April of 1999. Until April 1999, the business was conducted by and under the name of American Mobile Surgical

Services, Inc., a Florida company ("AMSSI"). In April 1999, pursuant to the terms of an Agreement and Plan of Merger entered into as of March 31, 1999 by and among AMSSI, USMGF and the Company (the "Merger Agreement), AMSSI became a subsidiary of U.S. Medical Group, Inc. when USMGF merged (the "Merger") with AMSSI with AMSSI being the surviving Company. Following the merger AMSSI changed its name to USMGF. Net income for the three month period ended June 30, 2000 is attributed to the addition of the North Carolina State Department of Corrections contract as well as an increased caseload and subsequent increase in patient fees associated with the Florida mobile surgery unit.

The Company has contracts with the Florida and North Carolina State Department of Corrections. Both state contracts are a series of four one-year options. Both Florida and North Carolina State Department of Corrections have exercised the second year option in the series of one-year options. Both one-year option contract renewals expire September 30, 2001.


COSTS AND EXPENSES

The Company's 63.7% increase in revenues for the second quarter of 2000 compared to the same period ended June 30, 1999 resulted in higher total costs, as expenses from operations increased $207,245 from $354,890 to $562,135, or 58.4%. Selling, general and administrative expenses for the three month period ended June 30, 2000 increased $131,722 from $303,973 to $435,515, or 43.3%. Operations expenditures increased due to the costs associated with the operations activities of the North Carolina mobile surgical unit, which commenced operations in October of 1999. The North Carolina unit incurs similar operating costs as the Florida surgical unit, such as medical equipment, supplies, and staff wages. Operations expenditures associated with the mobile hyperbaric oxygen therapy unit also contributed to the expense increase. Selling, general and administrative expenses increased from the additional allocation of financial resources necessary to support the North Carolina mobile surgery unit contract and the mobile hyperbaric oxygen therapy unit lease agreement. The selling, general and administrative expenses increase is also attributed to the support of the Company's active pursuit of new business development. With the necessary addition of both salary and hourly employees to facilitate day to day operations as well as new business development, wages and salary expenses increased 188% from $39,947 to $115,149 for the period.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

General Liability Insurance expenses increased 458% from $2,255 for the three month period ended March 31, 1999 to $12,594 for the three month period ended June 30, 2000. The general liability insurance expense increase reflects the initiation of coverage for the Company's mobile hyperbaric oxygen therapy unit, as well as significant coverage increases for unit and equipment replacement costs for the Company's two mobile surgical facilities. Professional Liability Insurance increased 17.8% from $16,848 for the three month period ended June 30, 1999 to $19,843 for the three month period ended June 30, 2000. The increase in professional liability insurance includes the initiation of directors and officer's liability coverage, as well as an increase in coverage in medical malpractice insurance for the two mobile surgical facilities. As a consequence of wage and salaried employee additions to the Company, group health insurance expenditures increased 133.7% to $8,384 for the three month period ended June 30, 2000.

Medical Supplies expenditures increased 85% from $50,351 for the three month period ended June 30, 1999 to $93,235 for the three month period ended June 30, 2000. The increase in medical supplies purchases is solely attributable to the increased caseload performed during the period. Both the Florida and North Carolina mobile surgical facilities experienced caseload increases during the period.

Legal and Accounting fees charged to the Company increased 719% from $5,671 for the three month period ended June 30, 1999 to $46,486 for the three month period ended June 30, 2000. The increase in fees for the period is attributed to the Company's requirement to obtain legal and accounting services and resources associated with the filing of the Company's Securities and Exchange Commission Form 10-SB registration statement. The incremental expense increase for legal and accounting services associated with the 10-SB registration statement were charged entirely to the period. Public Filing charges of $13,803 were expensed during the three month period ended June 30, 2000. Such charges are also associated with the filing of the Company's Securities and Exchange Commission Form 10-SB registration statement. No such charges were experienced during the period ended June 30, 1999.

Advertising expenses increased 61% to $13,034 for the three month period ended June 30, 2000. The Company advertises mainly in corrections industry trade publications, and feels that advertising is a necessary component of its goal to maximize revenue and shareholder value. The Company expects to continue to advertise in corrections industry trade publications in the future.

Depreciation and amortization expense for the three month period ended June 30, 2000 was $79,437, an increase of $38,194, or 92.6%, from the same period in 1999. The increase is attributable to the addition of a new mobile surgical unit in North Carolina. Both of the Company's mobile surgical units were depreciated over the entire period of three months ended June 30, 2000.

Interest expense for the three month period ended June 30, 2000 was $47,183, an increase of $37,329, or 378.8%, from $9,854 for the same period ended June 30, 1999. The increase in interest expense is due to the repayment of bank loans needed to finance the construction and purchase of the North Carolina mobile surgical unit.

For the three month period ended June 30, 2000, an income tax provision of $138,000 was charged to recognize federal, Florida state and North Carolina state income tax liabilities. For the three month period ended June 30, 1999, an income tax provision of $291,410 was charged. As an S Corporation, the Company's earnings were taxed, with certain exceptions, for federal income tax purposes directly to the Company's shareholders. The Company terminated its S Corporation tax status in April of 1999. Upon the termination of the company's S Corporation tax status, the Company recognized a deferred tax liability. Such an obligation of deferred income taxes contributed significantly to the Company's overall liability for the three month period ended June 30, 1999.

Six Months Ended June 30, 2000 and 1999
---------------------------------------

REVENUES

         The Company's total revenues were $1,712,377 for the six month period ended June 30, 2000 compared to $ 850,339 for the same period ended June 30, 1999, an increase of $862,038, or 101.4%. The increase is attributable to patient fees derived from the addition of the North Carolina State Department of Corrections contract, an increased caseload and subsequent increase in patient fees from the Florida contract and unit, and proceeds from a lease agreement for hyperbaric oxygen therapy equipment with American Hyperbarics. The lease agreement became effective March 15th, 2000. The Company reported net income from continuing operations for the six month period ended June 30, 2000 of $396,116 compared to a loss of $17,242 for the six month period ended June 30, 1999, an increase in earnings of $413,358. The net loss for the six month period ended June 30, 1999 was attributed to the costs associated with the merger of American Mobile Surgical Services Incorporated with U.S. Medical Group of Florida, as well as incremental and deferred income taxes payable totaling $291,410. The deferred taxes fell due upon the completion of the Company achieving C Corporation status that occurred during the six month period ended June 30, 1999. As an S Corporation, the Company's earnings were taxed, with certain exceptions, for federal income tax purposes directly to the Company's shareholders. The Company terminated its S Corporation tax status in April of 1999. Until April 1999, the business was conducted by and under the name of American Mobile Surgical Services, Inc., a Florida Company ("AMSSI"). In April 1999, pursuant to the terms of an Agreement and Plan of Merger entered into as of March 31, 1999 by and among AMSSI, USMGF and the Company (the "Merger Agreement), AMSSI became a subsidiary of U.S. Medical Group, Inc. when USMGF merged (the "Merger") with AMSSI with AMSSI being the surviving Company. Following the merger AMSSI changed its name to USMGF. Net income for the six month period ended June 30, 2000 is attributed to the addition of the North Carolina State Department of Corrections contract as well as an increased caseload and subsequent increase in patient fees associated with the Florida mobile surgery unit.


COSTS AND EXPENSES

The Company's 101.4% increase in revenues for the first six months of 2000 compared to the same period ended June 30, 1999 resulted in higher total costs, as expenses from operations increased $459,190 from $576,171 to $1,035,361, or 79.7%. Selling, general and administrative expenses for the six month period ended June 30, 2000 increased $311,987 from $479,482 to $791,469, or 65%.
Operations expenditures increased due to the costs associated with the operations activities of the North Carolina mobile surgical unit, which commenced operations in October of 1999. The North Carolina unit incurs similar operating costs as the Florida surgical unit, such as medical equipment, supplies, and staff wages. Operations expenditures associated with the mobile hyperbaric oxygen therapy unit also contributed to the expense increase. Selling, general and administrative expenses increased from the additional allocation of financial resources necessary to support the North Carolina mobile surgery unit contract and the mobile hyperbaric oxygen therapy unit lease agreement. The selling, general and administrative expenses increase is also attributed to the support of the Company's active pursuit of new business development. With the necessary addition of both salary and hourly employees to facilitate day to day operations as well as new business development, wages and salary expenses increased 175% from $76,566 to $210,808 for the period.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

General Liability Insurance expenses increased 234% from $4,580 for the six month period ended June 30, 1999 to $15,284 for the six month period ended June 30, 2000. The general liability insurance expense increase reflects the initiation of coverage for the Company's mobile hyperbaric oxygen therapy unit, as well as significant coverage increases for unit and equipment replacement costs for the Company's two mobile surgical facilities. Professional Liability Insurance increased 51% from $16,848 for the six month period ended June 30, 1999 to $25,373 for the same period ended June 30, 2000. The increase in professional liability insurance includes the initiation of directors' and officers' liability coverage, as well as an increase in coverage in medical malpractice insurance for the two mobile surgical facilities. As a consequence of wage and salaried employee additions to the Company, group health insurance expenditures increased 97% to $15,415 for the period six months ended June 30, 2000.

Medical supplies expenditures increased 76.4% from $95,698 for the six month period ended June 30, 1999 to $168,832 for the six month period ended June 30, 2000. The increase in medical supplies purchases is solely attributable to the increased caseload performed during the period. Both the Florida and North Carolina mobile surgical facilities experienced caseload increases during the period.

Legal and Accounting fees charged to the Company increased from $6,296 for the six month period ended June 30, 1999 to $80,203 for the same period ended June 30, 2000. The increase in fees for the period is attributed to the Company's requirement to obtain legal and accounting services and resources associated with the filing of the Company's Securities and Exchange Commission Form 10-SB registration statement. The incremental expense increase for legal and accounting services associated with the 10-SB registration statement were charged entirely to the three month period ended June 30, 2000. Public Filing charges of $13,803 were expensed during the three month period ended June 30, 2000. Such charges are also associated with the filing of the Company's Securities and Exchange Commission Form 10-SB registration statement. No such charges were experienced during the period ended June 30, 1999.

Advertising expenses increased 62.6% to $19,246 for the six month period ended June 30, 2000. The Company advertises mainly in corrections industry trade publications, and feels that advertising is a necessary component of its goal to maximize revenue and shareholder value. The Company expects to continue to advertise in corrections industry trade publications in the future.

Depreciation and amortization expense for the six month period ended June 30, 2000 was $156,543, an increase of $73,967, or 89.7%, from the same period in 1999. The increase is attributable to the addition of a new mobile surgical unit in North Carolina. Both of the Company's mobile surgical units were depreciated over the entire six month period ended June 30, 2000.

Interest expense for the six month period ended June 30, 2000 was $87,439, an increase of $64,236, or 276.8%, from $9,854 for the same period ended June 30, 1999. The increase in interest expense is due to the repayment of bank loans needed to finance the construction and purchase of the North Carolina mobile surgical unit.

For the six month period ended June 30, 2000, an income tax provision of $280,900 was charged to recognize federal, Florida state and North Carolina state income tax liabilities. For the six month period ended June 30, 1999, an income tax provision of $291,410 was charged. As an S Corporation, the Company's earnings were taxed, with certain exceptions, for federal income tax purposes directly to the Company's shareholders. The Company terminated its S Corporation tax status in April of 1999. Upon the termination of the Company's S Corporation tax status, the Company recognized a deferred tax liability. Such an obligation of deferred income taxes contributed significantly to the Company's overall liability for the six month period ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

 As of June 30, 2000, the Company had a working capital deficit of $324,861 compared to a deficit of $425,543 at December 31, 1999, a deficit decrease of $100,682, or 24%. The decrease in working capital deficit is attributed to a $19,333 increase in current assets and a current liability decrease of $81,349.

The Company's accounts payable balance as of June 30, 2000 was $102,885, a $24,412, or 19.2% decrease from the balance as of December 31, 1999. Shareholder loans outstanding increased to $310,044 from $72,435 as of December 31, 1999. Proceeds from shareholder loans were used for working capital purposes. The Company plans to repay shareholder loans in the three month period ended September 30, 2000, subject to the Company's liquidity. Current maturities of long-term debt decreased $481,981 from $ 729,187 as of December 31, 1999 to $319,621 as of June 30, 2000.

The Company generated cash flows from operations of $904,441 for the six month period ended June 30, 2000 and $460,853 for the six month period ended June 30, 1999, an increase of 96%. Increased cash flow from operating activities for the six month period ended June 30, 2000 is primarily attributable to the Company's net income from operations of $396,116 adjusted for depreciation of $158,990 and income taxes of $202,900.

Cash flows used in investing activities for the six month period ended June 30, 2000 consisted primarily of the acquisition of $ 132,380 of surgical and medical equipment. The equipment was placed in the Company's North Carolina and Florida facilities.

Cash flows used in financing activities was $581,882 during the six month period ended June 30, 2000. The Company repaid $204,131 in shareholder loans and $ 627,751 of bank loans during this period. The Company received loan proceeds of $ 441,739 from Company shareholders and $ 250,000 from bank loans. The loan proceeds were used to make dividend payments in the amount of $441,739 to AMSSI shareholders and fund the acquisition of medical and surgical equipment.

The Company has contracts with the Florida and North Carolina State Department of Corrections. Both state contracts are a series of four one-year options. Both Florida and North Carolina State Department of Corrections have exercised the second year option in the series of one-year options. Both one-year option contract renewals expire September 30, 2001.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

While the Company has raised capital to meet its current working capital and facility and equipment financing needs, additional financing will be required in order to acquire additional surgical facilities. The Company is seeking financing in the form of equity and debt in order to provide for these expansions and for working capital. There are no assurances the Company will be successful in raising the funds required.

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

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material adverse effect on the Company's financial condition or results of operations.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings.

                  None

         Item 2 - Changes in Securities and Use of Proceeds.

                  None

         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.1     Contract with Florida Department of
                                    Corrections

                           10.2 Contract with North Carolina Department of Corrections

                           27.1     Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         U. S. MEDICAL GROUP, INC.
                                                Registrant


August 10, 2000                         By: /s/ Thomas Winters
----------------                            -------------------------
Date                                        Thomas Winters
                                            Chairman of the Board and
                                            Chief Executive Officer