Form 10QSB
period 2000-09-30
US MEDICAL GROUP INC
filed 2000-11-14
CIK 1105757

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 2000

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

                                 (407) 849-2288
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,575,380 shares of Common Stock ($.001 par value) as of November 13, 2000.


Transitional small business disclosure format:  Yes [ ]   No [x]

                            U.S. MEDICAL GROUP, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2000


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

                  Consolidated Balance Sheets:
                  September 30, 2000 and December 31, 1999

                  Consolidated Statements of Operations:
                  Three Months Ended September 30,2000 and 1999
                  Nine Months Ended September 30, 2000 and 1999

                  Consolidated Statements of Cash Flows:
                  Nine  Months Ended September  30, 2000 and 1999

                  Notes to Consolidated Financial Statements:
                  September 30, 2000

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

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)

                                          US MEDICAL GROUP
                                     CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                                          September 30,
                                                              2000       December 31,
                                                            Unaudited       1999
                                                           -----------   -----------
Current assets:
     Cash and equivalents                                  $  127,313    $   22,763
     Accounts receivable
                                                              560,794       548,669
     Prepaid expenses
                                                               32,187        13,330
                                                           -----------   -----------
Total current assets
                                                              720,294       584,762

Property and equipment - at cost:
     Mobile unit and medical equipment                      3,797,116     3,642,467
     Furniture and fixtures                                   105,278        61,075
                                                           -----------   -----------

                                                            3,902,394     3,703,542
Less accumulated depreciation                                 647,626       410,389
                                                           -----------   -----------
                                                            3,254,768     3,293,153
Other assets:
     Patents & Trademarks, net of amortization                 22,917
     Financing fees, less amortization of $9,328
        and $5,521 on September 30, 2000 and
        December 31, 1999, respectively                         8,429        12,236
                                                           -----------   -----------
                                                           $4,006,408    $3,890,151
                                                           ===========   ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                    116,493       127,297
     Shareholder loans                                        310,043        72,435
     Current maturities of long-term debt                     325,646       729,167
     Income tax payable                                       204,228
     Deferred tax liability                                         -        81,406
                                                           -----------   -----------
                                                              956,410     1,010,305

Long-term debt less current maturities                      1,337,930     1,447,045

Deferred tax liability                                        420,640       301,253
Stockholders' equity:
     Preferred stock, par value, $.001 per share,
        20,000,000 authorized at September 30, 2000 and
        December 31, 1999; none issued                              -             -
                                                           -----------   -----------
     Common stock, par value, $.001 per share;
        100,000,000 authorized, 13,575,380 issued at
        September 30, 2000 and December 31, 1999               13,575        13,575
     Additional paid-in-capital                                80,925        80,925
     Retained earnings                                      1,196,928     1,037,048
                                                           -----------   -----------
                                                            1,291,428     1,131,548
                                                           -----------   -----------
                                                           $4,006,408    $3,890,151
                                                           ===========   ===========


  See accompanying footnotes to the unaudited consolidated financial statements


                                           U.S. MEDICAL GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   UNAUDITED

                                             Three months ended Sept 30,   Nine Months ended Sept 30,
                                            ---------------------------   ---------------------------
                                               2000            1999           2000           1999
                                            ------------   ------------   ------------   ------------
Revenues:
     Patient fees                           $   905,835    $   455,798    $ 2,618,212    $ 1,306,137

Operating expenses:
     Selling, general and administrative        457,251        315,695      1,248,720        786,177
     Interest expense                            42,905         16,241        130,344         39,444
     Depreciation expense                        82,868         48,224        239,321        130,710
                                            ------------   ------------   ------------   ------------
Operating expense                               583,024        380,160      1,618,385        956,331
                                            ------------   ------------   ------------   ------------

Net income before taxes                         322,811         75,638        999,827        349,806

Provision for income taxes                      117,309          9,540        398,209        300,950
                                            ------------   ------------   ------------   ------------

Net income                                  $   205,502    $    66,098    $   601,618    $    48,856
                                            ============   ============   ============   ============

Earnings per common share                          0.01           0.00           0.04           0.00
(basic and assuming dilution)

Weighted average shares outstanding
     Basic                                   13,575,000     13,575,000     13,575,000     13,383,333
     Diluted                                 13,575,000     13,575,000     13,575,000     13,575,000


     See accompanying footnotes to the unaudited consolidated financial statements


                            U.S. MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                                            Nine Months ended Sept 30
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
Cash flows from operating activities:
     Net income from operating activities                 $   601,618     $    48,855
     Adjustments to reconcile net income to net cash:
          Depreciation and amortization                       237,237         186,610
          Deferred income taxes                                37,981         215,550
          Change in: Receivables                              (12,125)         31,384
               Prepaid expenses and other assets              (37,967)        (11,601)
               Income tax payable                             204,228          85,400
               Accounts payable and accrued expenses          (10,804)         48,252
    Stock issued for merger consulting fees                         -          57,500
                                                          ------------    ------------
    Net cash from operating activities                      1,020,168         661,950

Cash flows used in investing activities:
     Capital expenditures                                    (198,852)     (1,456,414)
     Deposit on equipment                                           -         (15,000)
                                                          ------------    ------------
     Net cash used in investing activities                   (198,852)     (1,471,414)

Cash flows (used in)/provided by financing activities:
     Proceeds from bank loans                                       -       1,250,248
     Proceeds from loans from stockholders                    237,608         205,136
     Repayments of bank loans                                (512,636)       (506,849)
     Repayment of loans from stockholders                           -        (180,184)
     Dividend Payments                                       (441,738)              -
                                                          ------------    ------------
     Net cash used in financing activities                   (716,766)        768,351

Net increase in cash and cash equivalents                     104,551         (41,113)

Cash and cash equivalents at January 1                         22,763          49,185
                                                          ------------    ------------

Cash and cash equivalents at Sept 30                      $   127,314     $     8,072
                                                          ============    ============


Supplemental Information:
       Interest Paid                                      $   109,558     $    23,203
       Income Tax Paid                                         78,000               -


    See accompanying footnotes to the unaudited consolidated financial statements


                            U. S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-SB, as amended.

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

FORWARD LOOKING STATEMENTS
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, failure by the states of Florida and North Carolina to renew their contracts with the Company, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
----------------------------------------------

REVENUES

         The Company's total revenues were $905,835 for the three month period ended September 30, 2000 compared to $ 455,798 for the same period ended September 30, 1999, an increase of $450,037, or 98.7%. The increase is attributable to patient fees derived from the addition of the North Carolina State Department of Corrections contract, an increased caseload and subsequent increase in patient fees from the Florida contract and unit, and proceeds from a lease agreement for hyperbaric oxygen therapy equipment with American Hyperbarics. The lease agreement became effective March 15th, 2000. The Company reported net income from continuing operations for the three month period ended September 30, 2000 of $205,502 compared to $66,098 for the three month period ended September 30, 1999, an increase in earnings of $139,404, or 210.9%. Net income for the three month period ended September 30, 2000 is attributed to the addition of the North Carolina State Department of Corrections contract as well as an increased caseload and subsequent increase in patient fees associated with the Florida mobile surgery unit.

The Company has contracts with the Florida and North Carolina State Department of Corrections. Both state contracts are a series of four one-year options. Both Florida and North Carolina State Department of Corrections have exercised the second year option in the series of one-year options. Both one-year option contract renewals expire September 30, 2001.

COSTS AND EXPENSES

The Company's 98.7% increase in revenues for the third quarter of 2000 compared to the same period ended September 30, 1999 resulted in higher total costs, as expenses from operations increased $202,864 from $380,160 to $583,024, or 53.4%. Selling, general and administrative expenses for the three month period ended September 30, 2000 increased $141,556 from $315,695 to $457,251, or 44.8%.
Operations expenditures increased due to the costs associated with the operations activities of the North Carolina mobile surgical unit, which commenced operations in October of 1999. The North Carolina unit incurs similar operating costs as the Florida surgical unit, such as medical equipment, supplies, and staff wages. Operations expenditures associated with the mobile hyperbaric oxygen therapy unit also contributed to the expense increase. Selling, general and administrative expenses increased from the additional allocation of financial resources necessary to support the North Carolina mobile surgery unit contract and the mobile hyperbaric oxygen therapy unit lease agreement. The selling, general and administrative expenses increase is also attributed to the support of the Company's active pursuit of new business. Wage expense increased $71,354, or 133%, from $53,665 for the period ended September 30, 1999 to $125,019 for the period ended September 30, 2000. Wage expense increase is attributable to increased activity with existing operations as well as the support of new business development.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

Medical Supplies expenditures increased 104% from $45,396 for the three month period ended September 30, 1999 to $92,628 for the three month period ended September 30, 2000. The increase in medical supplies purchases is solely attributable to the increased caseload performed during the period. Both the Florida and North Carolina mobile surgical facilities experienced caseload increases during the period.

Legal and Accounting fees charged to the Company increased 948% from $1,335 for the three month period ended September 30, 1999 to $13,999 for the three month period ended September 30, 2000. The increase in fees for the period is attributed to the Company's requirement to obtain legal and accounting services and resources associated with compliance with Securities and Exchange Commission rules and regulations.

Advertising expenses increased 66% to $10,483 for the three month period ended September 30, 2000. The Company advertises mainly in corrections industry trade publications, and feels that advertising is a necessary component of its goal to maximize revenue and shareholder value. The Company expects to continue to advertise in corrections industry trade publications in the future.

Depreciation and amortization expense for the three month period ended September 30, 2000 was $82,868, an increase of $34,644, or 71.8%, from the same period in 1999. The increase is attributable to the addition of a new mobile surgical unit in North Carolina. Both of the Company's mobile surgical units were depreciated over the entire period of three months ended September 30, 2000.

Interest expense for the three month period ended September 30, 2000 was $42,905, an increase of $26,664, or 164%, from $16,241 for the same period ended September 30, 1999. The increase in interest expense is due to the repayment of bank loans needed to finance the construction and purchase of the North Carolina mobile surgical unit.

For the three month period ended September 30, 2000, an income tax provision of $117,309 was charged to recognize federal, Florida state and North Carolina state income tax liabilities. For the three month period ended September 30, 1999, an income tax provision of $9,540 was charged.


NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
---------------------------------------------

REVENUES

         The Company's total revenues were $2,618,212 for the nine month period ended September 30, 2000 compared to $ 1,306,137 for the same period ended September 30, 1999, an increase of $1,312,075, or 100.5%. The increase is attributable to patient fees derived from the addition of the North Carolina State Department of Corrections contract, an increased caseload and subsequent increase in patient fees from the Florida contract and unit, and proceeds from a lease agreement for hyperbaric oxygen therapy equipment with American Hyperbarics. The lease agreement became effective March 15th, 2000. The Company reported net income from continuing operations for the nine month period ended September 30, 2000 of $601,618 compared to $48,856 for the nine month period ended September 30, 1999, an increase in earnings of $552,762. Net income for the nine month period ended September 30, 1999 was adversely affected by costs associated with the merger of American Mobile Surgical Services Incorporated with U.S. Medical Group of Florida, as well as incremental and deferred income taxes payable totaling $291,410. The deferred taxes fell due upon the completion of the Company achieving C Corporation status that occurred during the nine month period ended September 30, 1999. As an S Corporation, the Company's earnings were taxed, with certain exceptions, for federal income tax purposes directly to the Company's shareholders. The Company terminated its S Corporation tax status in April of 1999. Until April 1999, the business was conducted by and under the name of American Mobile Surgical Services, Inc., a Florida Company ("AMSSI"). In April 1999, pursuant to the terms of an Agreement and Plan of Merger entered into as of March 31, 1999 by and among AMSSI, USMGF and the Company (the "Merger Agreement), AMSSI became a subsidiary of U.S. Medical Group, Inc. when USMGF merged (the "Merger") with AMSSI with AMSSI being the surviving Company. Following the merger AMSSI changed its name to USMGF. Net income for the nine month period ended September 30, 2000 is attributed to the addition of the North Carolina State Department of Corrections contract as well as an increased caseload and subsequent increase in patient fees associated with the Florida mobile surgery unit.

COSTS AND EXPENSES

The Company's 100.5% increase in revenues for the first nine months of 2000 compared to the same period ended September 30, 1999 resulted in higher total costs, as expenses from operations increased $662,054 from $956,331 to $1,618,385, or 69.2%. Selling, general and administrative expenses for the nine month period ended September 30, 2000 increased $462,543 from $786,177 to $1,248,720 or 58.8%. Operations expenditures increased due to the costs associated with the operations activities of the North Carolina mobile surgical unit, which commenced operations in October of 1999. The North Carolina unit incurs similar operating costs as the Florida surgical unit, such as medical equipment, supplies, and staff wages. Operations expenditures associated with the mobile hyperbaric oxygen therapy unit also contributed to the expense increase. Selling, general and administrative expenses increased from the additional allocation of financial resources necessary to support the North Carolina mobile surgery unit contract and the mobile hyperbaric oxygen therapy unit lease agreement. The selling, general and administrative expenses increase is also attributed to the support of the Company's active pursuit of new business development.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

Depreciation and amortization expense for the nine month period ended September 30, 2000 was $239,321, an increase of $108,611, or 83%, from the same period in 1999. The increase is attributable to the addition of a new mobile surgical unit in North Carolina. Both of the Company's mobile surgical units were depreciated over the entire nine month period ended September 30, 2000.

Interest expense for the nine month period ended September 30, 2000 was $130,344, an increase of $90,900, or 230.5%, from $39,444 for the same period ended September 30, 1999. The increase in interest expense is due to the repayment of bank loans needed to finance the construction and purchase of the North Carolina mobile surgical unit.

For the nine month period ended September 30, 2000, an income tax provision of $398,209 was charged to recognize federal, Florida state and North Carolina state income tax liabilities. For the nine month period ended September 30, 1999, an income tax provision of $300,950 was charged. As an S Corporation, the Company's earnings were taxed, with certain exceptions, for federal income tax purposes directly to the Company's shareholders. The Company terminated its S Corporation tax status in April of 1999. Upon the termination of the Company's S Corporation tax status, the Company recognized a deferred tax liability. Such an obligation of deferred income taxes contributed significantly to the Company's overall liability for the nine month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had a working capital deficit of $236,116 compared to a deficit of $425,543 at December 31, 1999, an increase in working capital of $189,427, or 45%. The increase in working capital is attributed primarily to a $403,521 decrease in the current portion of long term debt due at September 30, 2000 as compared to December 31, 1999.Shareholder loans outstanding increased to $310,044 from $72,435 as of December 31, 1999. Proceeds from shareholder loans were used for working capital purposes. The Company plans to continue to repay shareholder loans in the three month period ended December 31, 2000, subject to the Company's liquidity.

The Company generated cash flows from operations of $1,020,168 for the nine month period ended September 30, 2000 and $661,950 for the nine month period ended September 30, 1999, an increase of 54%. Increased cash flow from operating activities for the nine month period ended September 30, 2000 is primarily attributable to the Company's net income from operations of $601,618 adjusted for depreciation of $237,237 and income taxes of $204,228.

Cash flows used in investing activities for the nine month period ended September 30, 2000 consisted primarily of the acquisition of $ 198,852 of surgical and medical equipment. The equipment was placed in the Company's North Carolina and Florida facilities.

Cash flows used in financing activities was $716,766 during the nine month period ended September 30, 2000. The Company repaid $512,636 in bank loans during this period. The Company received loan proceeds of $ 237,608 from significant Company shareholders. The loan proceeds were used to make dividend payments in the amount of $441,739 to AMSSI shareholders and fund the acquisition of medical and surgical equipment.

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

SUBSEQUENT EVENTS

On November 8, 2000, the Company secured a $3 Million line of credit at 1.5% above LIBOR rates with First Union National Bank.

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

                  (a)       Exhibits

                            27.1 Financial Data Schedule


                  (b)       Reports on Form 8-K.

                            None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U. S. MEDICAL GROUP, INC.
                                             Registrant


November 13, 2000                      By:  /s/ Thomas Winters
-----------------                           ---------------------------
Date                                        Thomas Winters
                                            Chairman of the Board and
                                            Chief Executive Officer