Form 10KSB
period 2000-12-31
US MEDICAL GROUP INC
filed 2001-03-26
CIK 1105757

Securities and Exchange Commission
                             Washington, D. C. 20549
                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to
         ________.

                         Commission file number 0-19499

                            U.S. MEDICAL GROUP, INC.
                            -----------------------
              (Name of Small Business as specified in its Charter)


               NEVADA                                      88-0320389
               ------------------------------------------------------
               (State or other                     (I. R. S. Employer
                jurisdiction of                      incorporation or
                Identification No.)                     organization)

               1405 South Orange, Orlando, Florida              32806
               ------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number: (407) 849-2288

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                                           Name of Each Exchange
Title of Each Class                                          in which Registered
                                                             -------------------
Common Stock, $.0001 per share                                OTC Bulletin Board

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Issuer's revenues for its most recent fiscal year were $3,448,515.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low closing sales prices of such stock as of March__, 2001 was $__________. As of such date, 13,575,380 shares of the Registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format: (Check One): Yes [_]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------

         U.S. Medical Group, Inc. (the "Company"), through its wholly-owned subsidiary, U.S. Medical Group (Florida), Inc. ("USMGF"), provides surgical operating rooms and required support staff (such as nurses and technicians) by means of a mobile unit on site at correctional facilities (the "Business"). The Company currently owns, manages and operates a freestanding, totally self-contained, mobile surgical facility that serves the Florida prison system in Northern Florida. A similar contract was awarded to the Company by the Department of Corrections of the State of North Carolina which commenced October 15, 1999, for which the Company purchased a second mobile unit. The Company uses mobile ambulatory surgical centers, built into tractor-trailer vehicles with expandable side panels, to deliver cost-effective surgical services to correctional facilities. While the military has used similar services to perform surgical procedures during periods of war and other conflicts, the Company believes that USMGF is the first to provide a mobile surgery unit on site at a correctional facility for ambulatory surgical procedures. The service is designed to reduce the costs of the correctional authority (by reducing or eliminating the need for hospitals) and to enhance security as well as cost by reducing or eliminating the need to transport inmates to off-site hospitals and guard them during hospital stays.

         Until April 1999, the Business was conducted by and under the name of American Mobile Surgical Services, Inc., a Florida corporation ("AMSSI"). In April 1999, pursuant to the terms of an Agreement and Plan of Merger entered into as of March 31, 1999 by and among AMSSI, USMGF and the Company (the "Merger Agreement), AMSSI became a subsidiary of U.S. Medical Group, Inc. when USMGF merged (the "Merger") with AMSSI with AMSSI being the surviving corporation. Following the merger AMSSI changed its name to USMGF. In connection with the Merger, the Company issued to the AMSSI stockholders a total of 10,500,000 shares of the Company's common stock, $.001 par value (the "Common Stock"). In addition, the AMSSI management assumed the management of the Company. See "Part
I. Item 5. Directors, Executive Officers, Promoters and Control Persons." The reason for the Merger was primarily AMSSI's need to gain broader access to additional capital markets in order to continue implementing and expanding its business model.

         In connection with the Merger, the Company issued to AMSSI stockholders a total of 10,500,000 shares of the Company's common stock, $.001 par value (the "Common Stock"), of which 9,450,000 shares were issued to AMSSI management. At the time of the merger, U.S. Medical Group, Inc. was inactive and had no material assets. AMSSI's principal asset was one (1) mobile surgical unit and installed specialized medical equipment. Prior to the merger in April 1999: (i) none of the AMSSI shareholders, officers or directors had any equity interest in the Company; (ii) none of the AMSSI shareholders, officers, or directors were officers or directors of the Company; (iii) none of the Company's shareholders, officers or directors had any interest in AMSSI; and (iv) none of the Company's shareholders, officers, or directors were officers or directors of AMSSI.

         The Company was incorporated under the laws of the State of Nevada under the name of U.S. Medical Group, Inc. on April 25, 1994 as a wholly-owned subsidiary of Best Equities Limited (the "Predecessor"). The Predecessor was incorporated on April 4, 1985 under the laws of the Province of British Columbia, Canada. In 1987, the Predecessor issued a total of 1,875,373 shares of its common stock in a private placement to sophisticated investors in the Province of British Columbia, Canada. On May 13, 1994, the shareholders of the Predecessor exchanged all of the outstanding shares of common stock of the Predecessor on a one-for-one basis for shares of common stock in the Company. >From the time of the Predecessor's incorporation until the Merger, neither the Predecessor nor the Company engaged in any significant business activity other than the search for acquisition opportunities, and in the three fiscal years prior to the Merger, the Company did not have any significant assets or liabilities.

         In June 1999, USMGF purchased a Mobile Hyperbaric Chamber to be leased to third parties. Hyperbaric oxygen provided by this unit involves a mode of therapy in which the patient breathes 100% oxygen at pressures greater than normal atmospheric (sea level) pressure.

         The Company's business currently depends solely on its contracts with the States of Florida and North Carolina and minimal revenues currently generated by the Company's Mobile Hyperbaric Chamber.

         AMSSI purchased its first mobile surgery unit in July 1999 for $1,099,998 and spent an additional $425,782 on installed specialized equipment. The source of funds for the purchase of the unit and equipment was the proceeds from $1,655,000 of loans from a commercial bank. The unit was purchased from Mobile Surgical International Corporation of Vermont. The unit is fully equipped and comparable to any ambulatory surgical center. Pursuant to the Florida Contract (as defined below in"-Markets"), the State contracts separately with surgeons and anesthesiologists and USMGF supplies operating room facilities and required support staff.

         Major capital equipment in the unit includes:

                - Anesthesia Machine
                - Video Tower
                        - Monitor
                        - Camera
                        - Printer
                        - Light Source
                        - Printer
                        - VCR
                        - Shaver Motor
                        - Electric Operating Room Table
                - Electrocautery Machine/Smoke Evacuator
                - Full Size C Arm w/Monitor
                - Power Source for Electric Saw/Drill
                - Head Light and Xerox Light Source

         Also included is instrumentation to accommodate all specialties of surgeries. The unit operates five days a week, 8 hours a day, with a permanent staff of at least four. The Company purchased its second unit for use in North Carolina (with similar equipment) by obtaining a loan in the amount of $2,200,000 with annual interest equal to the LIBOR Market Index Rate plus 1.5% to be repaid over 4 years. The second unit currently operates approximately 3 days a week, 10 hours a day with a permanent staff of at least 4 persons. Each unit is driven by a driver who is an independent contractor working on an as-needed basis. At this time, each unit is located at one site only pursuant to the request of the states' Department of Corrections; however, patients from other sites are transported to the Company's units.

         Typically, state departments of health or similar agencies require medical facilities to be inspected and licensed as having met the minimum established standards for that state. In Florida, where no standards were previously established, USMGF was successful in lobbying for legislation which was enacted to include mobile surgery units under contract with the Florida Department of Corrections under the applicable State rules which govern hospitals and freestanding surgery centers.

         In North Carolina the Company's Mobile Surgery Unit is overseen by the North Carolina Department of Corrections Hospital Administrator. The North Carolina facility located in Raleigh, has a hospital on site. The Company's Mobile Surgery Unit is an extension of the Central Prison hospital.

Products And Services
---------------------

         Based upon the Company's experience to date, the following surgical procedures can be carried out in a USMGF mobile unit:

        - ORTHOPEDIC
                - Knee Arthroscopy
                - Knee Arthroscopy with Anterior Cruciate Ligament Repair
                - Shoulder Arthroscopy
                - Shoulder Arthroscopy with Open Repair
                - Anterion Medialization
                - Release of Trigger Finger
                - Carpal Tunnel Release
                - Open Reduction of Internal Fixation
                - Dupuytren's Release
                - Cubital Tunnel Release
                - Carpal Matacarpal Arthrosplasty
                - Excision of Mass
                - Ganglion Cyst Removal
                - Incision and Drainage of Extremities
                - Tendon Transfer
                - Achilles Tendon Repair

        - PODIATRY
                - Bunionectomy
                - Removal of Toenail
                - Plantar Fasiotomy
                - Excision of Hammertoe
                - Excision of Neuroma
                - Cauterization of Plantar Warts

        - PAIN MANAGEMENT
                - Epidural Block
                - Epidural Block with Image
                - Trigger Point Injection

        - GENERAL SURGERY
                - Hernia Repair (Inquinal, Ventral & Umbilical)
                - Breast Biopsy
                - Laparoscopic Cholecystectomy
                - Mastecomy
                - Upper Gastrointestinal Endoscopy
                - Lower Gastrointestinal Endoscopy
                - Hemorrhoidectomy
                - Pilonidal Cystectomy
                - Fissurectomy
                - Excision of Tumors

        - UROLOGY
                - Cystoscopies
                - Transurethral Resections
                - Cauterization of Condyloma
                - Prostate Biopsies
                - Urethral Dilations
                - Circumcisions
                - Orchiectomy
                - Hydrocelectomy

        - PLASTIC SURGERY
                - Tonsillectomies
                - Adenoidectomy

        - EAR NOSE AND THROAT
                - Excision of Nasal Polyps
                - Repair of Deviated Septum
                - Correction of Nasal Deformities
                - Caldwell-Luc Procedures
                - Myringoplasty
                - Tympanoplasties
                - Stapecdectomy
                - Myringotomy
                - Mastoidectomy

         USMGF's historical experience from April 1997 to the present reflects the following specialty breakdown and case mix:

              BREAKDOWN BY SPECIALTY
              ----------------------
              Podiatry                                 1
              Ortho                                   17
              Hand                                     5
              Urology                                 19
              ENT                                      8
              General Surgery                         50
                                                   ======
                                                     100%

              CASE MIX
              --------
              Miscellaneous                            6
              Wound Repair                             3
              Other Ortho                              4
              Hand                                     6
              Hemorrhoidectomy                         3
              Ram Lesion                              13
              Cysto                                   16
              Open Reduction                          11
              Knee Arthroscopy                        12
              Hernia Repair                           26
                                                   ======
                                                     100%

         In Florida, as of June 30, 1999, there are a total of 68,599 inmates incarcerated in approximately 65 institutions managed in 5 regions. One third of the institutions and approximately 35,000 inmates are in the North Florida area. The North Florida Reception Center ("NFRC") operates a 150-bed facility caring for medical, surgical and mental health patients. It is in the NFRC that USMGF has the mobile surgical unit in operation. Commencing in 1999, the Florida Department of Corrections began to transport elective surgical cases from the South and Central districts to the NFRC so as to utilize the USMGF facility. USMGF's average monthly caseload was 81 in 2000. The FDOC has indicated to the Company that it plans to send more patients to the Company's mobile surgery unit from outlying facilities but no assurance can be given that any such increase will occur. The Company's agreement with the State of Florida ends on September 30, 2001. USMG requested in January 2001 that its contract be renewed for 5 years because management determined that it would be in the best interest of USMG to obtain a 5-year contract, rather than separate 1-year contracts in order to provide the Company with greater stability of income. The State of Florida has an option to continue the service for two additional one-year periods subject to current terms and renewal price provisions included in the agreement.

         In North Carolina, as of June 30, 1999, there are a total of 31,420 inmates incarcerated in institutions throughout the state. Some of the inmates sentenced to a jail term are also housed at North Carolina's Central Prison. Central Prison in Raleigh is where USMGF has its Mobile Surgery Unit in service. Actual cases were 33 per month during the 12 months ending December 31, 2000. The contract encompasses all specialties of surgery. The surgeons and anesthesiologists are contracted by Central Prison.

         In June 1999, USMGF purchased a Mobile Hyperbaric Chamber for lease to a third party. The purchase price for the unit was $68,900 which was financed with the proceeds from a bank loan. Approximately $87,500 was spent in upgrades and repairs, bringing the Company's total investment in the Mobile Hyperbaric Chamber to $152,000. In December 1999, the Company leased the unit to a medical services company in Alabama. The unit was put into service in Wisconsin in late January 2000. The unit is being leased for $3,000 per month and 25% of net profits earned from use of the Unit.

         The Mobile Hyperbaric Unit has a multi-placed chamber that can accommodate up to 6 patients at a time. In contrast with attempts to force oxygen into tissues by topical applications at levels only slightly higher than atmospheric pressure, hyperbaric oxygen therapy involves the systemic delivery of oxygen at levels 2-3 times greater than atmospheric pressure.

         Oxygen is essential for maintaining cellular integrity, function, and repair when tissues are injured. Oxygen not only plays an important role in energy metabolism, but also is very important in polymorphonuclear cell function, neovascularization, fibroblast proliferation, and collagen deposition.

        Indications for Hyperbaric Referral

                Standard  of Care
                        Acute Severe Carbon Monoxide Poisoning
                        Cerebral Arterial Gas Embolism
                        Clostridial Myonecrosis
                        Decompression Sickness
                        Osteoradionecrosis

                Adjunctive  Therapy
                        Crush  Injury; Compartment Syndrome
                        Exceptional Blood Loss Anemia
                        Necrotizing Soft Tissue Infections
                        Radiation Tissue Injury
                        Chronic Osteomyelitis
                        Thermal Burns

         Treatment Protocol Oxygen, when breathed under increased atmospheric pressure, is a potent drug. Besides the beneficial effects discussed above, hyperbaric oxygen can produce noticeable toxic effects if administered indiscriminately. Safe time limits have been established for hyperbaric oxygen exposure, and these profiles form the basis for today's treatment protocols. It is only quite recently that disease-specific hyperbaric oxygen dosing has been introduced.

         Emergency cases, such as carbon monoxide poisoning or cerebral arterial gas embolism may only require one or two treatments. In those cases for which angiogenesis is the primary goal, as many as 20 to 40 treatments may be necessary. The precise number of treatments will often depend upon the clinical response of each patient.

         With exception of decompression sickness and cerebral arterial gas embolism, periods of exposure last approximately two hours. Treatments may be given once, or twice or occasionally three times daily, and can be provided in both, inpatient or outpatient settings.

         A technician and physician trained in hyperbarics who are not employees and are not otherwise engaged with the Company are in attendance at all times when a patient is in the chamber. The Company has yet to generate any material revenue from its leasing of its Mobile Hyperbaric Chamber.

MARKETS

Correctional Healthcare
-----------------------

         In 1996, total annual inmate healthcare spending in the United States was estimated to be between $3-$5 billion. (Source: Bureau of Justice Statistics, State Prison expenditures for inmate medical care, fiscal year
1996). Approximately 30% of such spending is currently privatized and the Company believes this percentage will continue to increase due to growing acceptance and success of privatization, pressure on government to contain taxes, tougher sentencing guidelines and the managed care trend in healthcare delivery generally.

         Typically, state departments of correction recruit in-house staff and contract with local hospitals, physicians and dentists that provide medical and dental services for inmates. Additional costs are frequently incurred by correctional facilities as a result of correctional officers accompanying inmates to and from hospital settings. For example, in Florida and in North Carolina two officers generally have to accompany an inmate when he or she is outside the correctional facility.

         Correctional authorities are increasingly contracting with managed care providers for services associated with providing health and dental care. One such provider, Correctional Medical Services Inc. of St. Louis, Missouri, ("CMS"), a leading provider of health-care services to prisons and jails in the U.S., claims to currently provide healthcare to approximately 269,000 inmates at 332 correctional facilities in 28 states. CMS is a subsidiary of Spectrum Healthcare Services Company. CMS claims to provide healthcare coverage for one of every seven inmates in the United States. CMS promotional literature states that CMS correctional patients requiring surgery are transported to off-site hospital facilities accompanied by correctional officers in correctional vehicles. (Source: Internet Website of CMS.)

         The Company believes that more state and local governments are contracting with private inmate healthcare providers. There are approximately
1.8 million inmates currently incarcerated in the United States and this number is projected to grow 8% per annum for the next several years. Approximately 60% of inmates are housed in state prisons, 30% in local jails, and the remainder is in federal prisons or under jail supervision. (Source: Department of Justice and Bureau of Labor Statistics.)

         In 1995, two percent of all state and federal inmates were held in 110 facilities operated by private contractors. (Source: U.S. Bureau of Justice.) This included 81 privately run community based facilities and 29 confinement institutions. By 1998, this total had increased to 170 facilities encompassing a capacity of 123,206 inmates. (Source: Private Prisons Research Site of the University of Connecticut.)

Prisons And Jails
-----------------

         Prisons generally hold inmates for terms of one year or longer following formal sentencing as a result of felony offenses. Jails are facilities that are more local in nature that hold persons for shorter periods of times including pre-trial and pre-sentencing periods.

         At the end of 1995, there were a total of 1,375 state correctional facilities and 125 federal facilities. The census excluded the approximately 3,300 locally operated jails and county or municipal detention centers. State and federal facilities are located as follows:

                                      State               Federal
                                      ------               ------

               North East               204                   20
               Mid-West                 275                   18
               South                    629                   62
               West                     267                   25
                                      ------               ------
                         Totals       1,375                  125
                                      ======               ======

         According to the U.S. Department of Justice Bureau of Statistics, as of 1999 more than 6.3 million people, or 2.6% of the U.S. population, were under some form of correctional supervision.

         Bureau of Justice Statistics - Correctional populations in the United States, 1980-99 Number of persons:

                     Probation      Jail       Prison      Parole      Total
                     ---------   ---------   ---------   ---------   ---------
              1980   1,118,097     182,288     319,598     220,438   1,840,400
              1981   1,225,934     195,085     360,029     225,539   2,006,600
              1982   1,357,264     207,853     402,914     224,604   2,192,600
              1983   1,582,947     221,815     423,898     246,440   2,475,100
              1984   1,740,948     233,018     448,264     266,992   2,689,200
              1985   1,968,712     254,986     487,593     300,203   3,011,500
              1986   2,114,621     272,736     526,436     325,638   3,239,400
              1987   2,247,158     294,092     562,814     355,505   3,459,600
              1988   2,356,483     341,893     607,766     407,977   3,714,100
              1989   2,522,125     393,303     683,367     456,803   4,055,600
              1990   2,670,234     403,019     743,382     531,407   4,348,000
              1991   2,728,472     424,129     792,535     590,442   4,535,600
              1992   2,811,611     441,781     850,566     658,601   4,762,600
              1993   2,903,061     455,500     909,381     676,100   4,944,000
              1994   2,981,022     479,800     990,147     690,371   5,141,300
              1995   3,077,861     499,300   1,078,542     679,421   5,335,100
              1996   3,164,996     510,400   1,127,528     679,733   5,482,700
              1997   3,296,513     557,974   1,176,564     694,787   5,725,800
              1998   3,670,591     584,372   1,224,469     696,385   6,126,300*
              1999   3,773,624     596,485   1,284,894     712,713   6,318,900*

*        Totals for 1998 and 1999 exclude probationers in jail or prison.
         Source: Bureau of Justice Statistics Correctional Surveys (The National Probation Data Survey, National Prisoner Statistics, Survey of Jails, and The National Parole Data Survey.)

         The Company believes that one of the primary reasons that inmate population is growing is that more inmates are being required to serve out greater percentages of their sentenced terms than what they served in the past.

         Included in the overall totals are the following states with inmate populations exceeding 10,000 persons:

                                     NUMBER       NUMBER OF
          STATE                      OF INMATES   FACILITIES
         --------------------        ----------   ----------
         Alabama                      24,283        12
         Arizona                      26,092         9
         California                  146,523        24
         Connecticut                  18,360        20
         Florida                      68,599        38
         Georgia                      41,665        32
         Illinois                     44,355        20
         Indiana                      19,361        15
         Kentucky                     15,055        13
         Louisiana                    33,463        11
         Maryland                     23,067        12
         Massachusetts                11,715        11
         Michigan                     46,253        47
         Missouri                     25,159        11
         New Jersey                   31,962        11
         New York                     73,960        46
         North Carolina               31,420        89
         Ohio                         47,084        19
         Oklahoma                     22,016        12
         Pennsylvania                 36,511        19
         South Carolina               22,231        29
         Tennessee                    18,317         5
         Texas                       146,180        32
         Virginia                     29,761        17
         Wisconsin                    19,446        21

         Inmate population numbers are from the American Correctional Association 2000 Directory.

State Correctional Organizations
--------------------------------

         The Company is currently operating only in Florida and North Carolina. USMGF's current contract (the "Florida Contract") with the Florida Department of Corrections (the "FDOC") to provide Mobile surgical services became effective on November 12, 1997 and will terminate on September 30, 2001. The Florida Contract may be renewed, at FDOC's option, for two additional one-year periods after the initial period upon the same terms and at the renewal prices listed in the Florida Contract. The Company, however, has requested that its contract be renewed for a five-year term. See "-Products and Services."

         The Florida Contract provides that USMGF will provide on-site surgical services for FDOC pursuant to applicable State and regulatory requirements.

Compensation by the FDOC is provided on a fee for service basis. A fee schedule has been provided with the Contract to designate the appropriate fee for each procedure. An invoice is submitted to the FDOC on a weekly basis by USMGF. Any procedure performed after the initial fifty (50) in each month is billed at a 10% discount.

         USMGF's contract with the North Carolina Department of Corrections ("NDOC") is for one year and may be renewed by the NDOC at its option for four one-year periods. The contract became effective in North Carolina on October 15, 1999. On May 6, 1999, the North Carolina Department of Corrections ("NDOC") awarded USMGF a contract to provide mobile surgical services at Central Prison in Raleigh. The contract began on October 15, 1999 and is effective through October 14, 2001. The contract may be renewed by the NCDOC for four (4) one (1) year periods. Compensation of $1,512,720 per year is paid in twelve payments of $126,000. USMGF is required to provide an invoice by the 15th of each month for the services performed in the prior month.

         Under the Florida and North Carolina contracts, USMGF provides: a mobile surgical unit including all required equipment, instrumentation, and supplies, and the staff as designated in the Florida and North Carolina Contracts (including one Operating Room Coordinator/Circulator, one Surgical Technician, one Recovery Room Registered Nurse, and one patient care technician). The respective states provide a Registered Nurse in the pre-op area who has knowledge of the policies and procedures of the Department of Corrections.

         The State of Florida's performance and obligation to pay under the Florida Contract is contingent upon an annual appropriation by the Florida Legislature. The Company fee schedule is substantially below customary hospital charges thereby generating significant savings for the State of Florida in facility fees, security related costs, and transportation costs. The Florida Contract may be terminated by either party upon no less than 30 calendar day's notice, without cause, unless a lesser time is mutually agreed upon by both parties. In the event funds to finance the Florida Contract become unavailable, or in the event of a breach of contract by USMGF, the FDOC may terminate the Florida Contract upon no less than 24 hours written notice.

         On May 6, 1999, NDOC notified USMGF that it had been awarded the contract regarding mobile operating room services to be provided by USMGF. The contract was issued for the base period commencing October 15, 1999 continuing through June 30, 2001. Pursuant to the agreement between USMGF and NDOC, USMGF provides NDOC with a "State of the Art" fully mobile, operating room truck with the specifications set forth in the agreement (the "NDOC Contract"). NDOC is entitled to extend the NDOC Contract for an additional period of four years in one-year increments.

         In the event NDOC determines that USMGF is not satisfactorily performing the NDOC contract, NDOC may, by giving 30 days written notice, demand satisfactory performance. If USMGF fails to perform within 30 days of receiving that notice, NDOC may terminate all or part of the NDOC Contract. NDOC is also entitled to terminate the NDOC Contract at any time, with or without cause, by giving 30 days written notice to USMGF. In addition, the NDOC Contract will be automatically terminated if funds cease to be available.

         The Company has agreed to pay a third party 5% of net profits received by the Company from its operations in North Carolina as a fee for assisting USMGF to obtain the North Carolina contract. This agreement is effective for the length of the initial contract as well as any renewed contract thereafter. There are no affiliations between and among the entities and management of the third party and USMGF. The third party is an independent consultant hired by the Company.

         Contracts with governmental agencies are generally obtained through a competitive bidding process, which is governed by applicable state and local statutes and ordinances. Although practices and procedures vary, typically a formal request for proposal ("RFP") is issued stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews bids and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract to the private sector. The award of a contract may be subject to formal or informal protest, through a governmental appeals process, by unsuccessful bidders.

         A successful bidder must often agree to comply with numerous additional requirements regarding record keeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding classified information, management and other matters. Upon a violation of the terms of an applicable contractual or statutory provision, a contractor may be debarred or suspended from obtaining future contracts for specified periods of time in the applicable location.

         The Company's operations are subject to the same laws, regulations and rules regarding inspections and licensing that govern hospitals and free standing surgical centers. The Company is also subject to the same laws, regulations and rules regarding medical waste disposal of sharp material and sterilization practices.


COMPETITION

         The Company is aware of three other companies that have attempted to enter the corrections mobile surgical marketplace.

         - Vantage Surgical, Incorporated is a for-profit business offering information regarding out patient, acute mobile medical/surgical facilities with headquarters located in Hanford, California. The Company understands that Vantage was previously licensed to operate in California as a mobile surgical unit but such license has expired. Vantage used a vehicle similar to that operated by USMGF. Vantage literature states that they are "the nation's first fully licensed mobile ambulatory surgical center." To the Company's knowledge, there are no active and direct competitors in the corrections mobile surgical marketplace. Vantage has not as yet contracted for provision of any mobile services with any correctional institution. In April 1998, Vantage announced that Mobile Surgical Unit, Incorporated of San Diego, had merged with them. USMGF understands that Vantage does not currently have any valid licenses in place.

         - Mobile Surgical Unit, Incorporated is located in San Diego, California, and merged with Vantage Surgical in 1998. To the Company's knowledge, this organization does not advertise or promote its business concept.

         - Mobile Medical Surgical Services, Inc. is the California subsidiary of Mobile Medical International, Inc., the provider of the original mobile surgical unit that USMGF purchased. Their units are manufactured by U.S. Trailer, Inc. in New Hudson, Michigan. USMGF maintains an ongoing positive relationship with MMSS, even though it is attempting to become a competitor.

Strategy
--------

         The Company's management believes that it has established a cost effective and proven concept for the utilization of its equipment and services in Florida and North Carolina and intends to expand its operations to other states, to other target and emerging growth markets and to add to its services capabilities by searching out new niche markets. The Company plans to expand its services capabilities, beyond mobile surgery and mobile hyperbarics, into additional markets which have potential for mobility, such as dentistry, mammography endoscopy and opthamology. It is also seeking other markets in which the Company can utilize its expertise, such as hospital construction. No assurance can be given that any such expansion will occur or be successful.

         The Company's initial product offering, the mobile, fully equipped surgical center, has proven its cost saving capability with the Florida State Department of Corrections. The use of mobile surgical units commenced in October 1999 in North Carolina and is planned for introduction to other state authorities and to managed healthcare providers that have correctional facility contracts. USMGF is seeking to expand its products and services to include the provision of full dental services including oral surgeries not requiring anesthesia.

         The Company plans to establish local offices with regional managers for states in which new operations commence.

         The Company's pricing policy has been on the basis of a discount from traditional healthcare costing formulas such as Medicare. Additional discounts may be given where monthly caseloads exceed certain pre-determined levels. Services utilizing the proposed mobile dental unit would be priced on a similar discount basis to standard rate structures.

         The Company's primary marketing focus involves identifying and developing business opportunities with correctional facilities that are not sufficiently close to adequate surgical centers and that have infirmaries large enough to handle post-op patients. USMGF has actively commenced a program of correctional industry journal advertising and attendance at all key industry trade shows.

Employees
---------

         The Company presently has 15 full time employees and 1 part time employee.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate headquarters and executive offices are located at 1405 South Orange Avenue, Suite 601, Orlando, Florida 32806.

         The Company requires only a nominal amount of space to conduct its operations because most of its business activity is conducted in its mobile units. The Company occupies approximately 800 square feet in the offices of Tom Winters, MD pursuant to a month-to-month agreement which may be terminated upon 30 days written notice by either party. The agreement also provides for use of all common areas, parking and the use of miscellaneous office equipment. The Company leases this space for an amount of $ 3,074 per month.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is presently traded on the NASDAQ OTC Bulletin Board, under the symbol "USMG".

         The following represents the high and low bid prices of the Company's Common Stock during the last three fiscal years as provided by the National Quotation Bureau, Inc. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commissions and may not represent actual transactions.

                                                 BID PRICES
                                               -------------
                                            HIGH              LOW
                                       --------------   --------------
         1998
         --------------
         Jan. 1 through Mar. 31                 --               --
         Apr. 1 through June 30                 --               --
         July 1 through Sept. 30                --               --
         Oct. 1 through Dec. 31                 --               --

         1999
         --------------
         Jan. 1 through Mar. 31                 --               --
         Apr. 1 through June 30              $6.125           $4.00
         July 1 through Sept. 30              6.8124           3.50
         Oct. 1 through Dec. 31               6.00             2.9375

         2000
         --------------
         Jan. 1 through Mar. 31               5.62             1.8125
         Apr. 1 through June 30               4.00             1.25
         July 1 through Sept. 30              3.00              .625
         Oct. 1 through Dec. 31               1.06              .125

         2001
         --------------
         Jan. 1 through Mar. 26               [__]              [__]

         -----------------------------
         (1) Commencing May 24, 1999

         As of March 23, 2000, the Company had issued 13,575,380 shares of Common Stock, all of which were still outstanding and held by individual shareholders and brokerage firms and/or clearing houses in "street name" for their clients. The Company believes that there are approximately 450 beneficial owners of its common stock, including shares held in street name. In 1999, the Company issued 10,500,000 shares of Common Stock in connection with the AMSSI merger. See Item 1-Description of Business. The Company has not paid any dividends to date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information:
-----------------------------------------------------------

         This document includes forward-looking statements. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, the state of the economy, competition, unanticipated business opportunities, availability of financing, market acceptance, government regulation, dependence on key personnel, limited public market and liquidity, shares eligible for future sale, continuation and renewal of the Florida and North Carolina contracts and other risks that may apply to the Company.

         The following is a discussion of the financial condition and results of operations of the Company as of the date of this Registration Statement. This discussion and analysis should be read in conjunction with the accompanying audited Consolidated Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB.

General
-------

         The Company provides mobile surgical operating rooms and required support staff (such as nurses and technicians) by means of a mobile surgical unit on site at correctional facilities in Florida and North Carolina.

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended
---------------------------------------------------------------------
December 1999
-------------

Revenues
--------

         The Company's total revenues were $3,448,515 for the twelve month period ended December 31, 2000 compared to $2,041,034 for the same period ended December 31, 1999, an increase of $1,407,481, or 70%. The increase is attributable to patient fees derived from the addition of the North Carolina State Department of Corrections contract, an increased caseload and subsequent increase in patient fees from the Florida contract and unit, and proceeds from a lease agreement for hyperbaric oxygen therapy equipment with American Hyperbarics. The lease agreement became effective March 15, 2000. The Company reported net income from continuing operations for the twelve month period ended December 31, 2000 of $776,109 compared to $233,475 for the twelve month period ended December 31, 1999, an increase in earnings of $542,634, or 232%. Net income for the twelve-month period ended December 31, 2000 is attributed to the addition of the North Carolina State Department of Corrections contract as well as an increased caseload and subsequent increase in patient fees associated with the Florida mobile surgery unit.

         The Company has contracts with the Florida and North Carolina State Department of Corrections. Both state contracts are a series of four one-year options. Both Florida and North Carolina State Department of Corrections have exercised the second year option in the series of one-year options. Both one-year option contract renewals expire September 30, 2001.

Costs And Expenses
------------------

         The Company's 70% increase in revenues for 2000 compared to the same period ended December 31, 1999 resulted in higher total costs. Expenses from operations increased $764,903 from $1,424,900 for the twelve month period ended December 31, 1999 compared to $2,189,803 for the same period ended December 31, 2000, or 53.7%. Selling, general and administrative expenses for the twelve-month period ended December 31, 2000 increased $540,109 from $1,161,335 to $1,701,444, or 46.5%. Operations expenditures increased due to the costs associated with the operations activities of the North Carolina mobile surgical unit for the entire period, which commenced operations in October of 1999. The North Carolina unit incurs similar operating costs as the Florida surgical unit, such as medical equipment, supplies, and staff wages. Operations expenditures associated with the mobile hyperbaric oxygen therapy unit also contributed to the expense increase. Selling, general and administrative expenses increased from the additional allocation of financial resources necessary to support the North Carolina mobile surgery unit contract and the mobile hyperbaric oxygen therapy unit lease agreement. The selling, general and administrative expenses increase is also attributed to the support of the Company's active pursuit of new business. Wage expense increased $266,248, or 108%, from $247,386 for the period ended December 31, 1999 to $513,634 for the period ended December 31, 2000. Wage expense increase is attributable to the necessary support due to the increased activity with existing operations as well as the support of new business development.

         As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

         Medical Supplies expenditures increased 30.6% from $278,456 for the twelve-month period ended December 31, 1999 to $363,600 for the twelve-month period ended December 31, 2000. The increase in medical supplies purchases is solely attributable to the increased caseload performed during the period. Both the Florida and North Carolina mobile surgical facilities experienced caseload increases during the period.

         Legal and Accounting fees charged to the Company increased 335% from $27,845 for the twelve-month period ended December 31, 1999 to $121,185 for the twelve-month period ended December 31, 2000. The increase in fees for the period is attributed to the Company's requirement to obtain legal and accounting services and resources associated to compliance with respect to the Securities and Exchange Commission.

         Advertising expenses increased 54% to $39,602 for the twelve-month period ended December 31, 2000. The Company advertises mainly in corrections industry trade publications, and feels that advertising is a necessary component of its goal to maximize revenue and shareholder value. The Company expects to continue to advertise in corrections industry trade publications in the future.

         Depreciation and amortization expense for the twelve month period ended December 31, 2000 was $323,964, an increase of $141,961, or 78%, from the same period in 1999. The increase is attributable to the addition of a new mobile surgical unit in North Carolina. Both of the Company's mobile surgical units were depreciated over the entire period of twelve months ended December 31, 2000.

         Interest expense for the twelve-month period ended December 31, 2000 was $164,395, an increase of $82,833, or 102%, from $81,562 for the same period ended December 31, 1999. The increase in interest expense is due to the repayment of bank loans needed to finance the construction and purchase of the North Carolina mobile surgical unit.

         For the twelve-month period ended December 31, 2000, an income tax provision of $483,895 was charged to recognize federal, Florida and North Carolina state income tax liabilities. For the twelve-month period ended December 31, 1999, an income tax provision of $382,659 was charged.

Liquidity And Capital Resources
-------------------------------

         As of December 31, 2000, the Company had a working capital deficit of $248,061 compared to a deficit of $425,543 at December 31, 1999, a deficit decrease of $177,482, or 41%. The decrease in working capital deficit is attributed to a $158,530 increase in current assets and a current liability decrease of $18,952.

         The Company's accounts payable balance as of December 31, 2000 was $87,145, a $40,152, or 31.5% decrease from the balance as of December 31, 1999. Shareholder loans outstanding increased to $283,537 from $55,000 as of December 31, 1999. Proceeds from shareholder loans were used for working capital purposes. The Company plans to continue to repay shareholder loans in the twelve-month period ended December 31, 2000, subject to the Company's liquidity. Current maturities of long-term debt decreased 20% to $641,828 as of December 31, 2000 from $801,602 as of December 31, 1999.

         The Company generated cash flows from operations of $1,401,069 for the twelve-month period ended December 31, 2000 and $611,725 for the twelve-month period ended December 31, 1999, an increase of 129%. Increased cash flow from operating activities for the twelve-month period ended December 31, 2000 is primarily attributable to the Company's net income from operations of $776,109 adjusted for depreciation of $318,107 and income taxes of $191,248.

         Cash flows used in investing activities for the twelve-month period ended December 31, 2000 consisted primarily of the acquisition of $235,129 of surgical and medical equipment. The equipment was placed in the Company's North Carolina and Florida facilities.

         Cash flows used in financing activities was $1,293,392 during the twelve-month period ended December 31, 2000 compared to $1,483,256 that was provided to the Company in 1999. The Company repaid $647,520 in bank loans during this period. Payments in the amount of $441,739 were made to Company shareholders to satisfy loan proceeds of $ 441,739 from Company shareholders.

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

         On January 25, 2000, the Company, through its wholly owned subsidiary, declared a dividend payable to the shareholders of record on the date of termination of the S-Corporation tax status. The dividend of $441,700 is approximately equal to the taxable income of USMGF from its inception through termination of its S-Corporation tax status. The distribution was financed by unsecured demand loans from significant shareholders at 8.5% interest payable annually, and will be repaid from operations as cash flow permits. The Company's management believes the debt service arising from the issuance of these notes will not have a material impact on the Company's financial condition or results of operations.

Outstanding Options
-------------------

         On April 20, 1999 the Company granted options to purchase 100,000 shares common stock of the Company to Ms. Rhonda Ahern, the Company's purchasing coordinator and surgical technologist, at an exercise price of $.10 per share. The options vest at a rate of 20,000 shares per year over 5 years commencing June 1, 2000. The Company's management believes the exercise of these options will not have a material adverse impact on the Company's income from continuing operations.

         On February 28, 2000 the Company granted options to purchase 100,000 shares common stock of the Company to Mr. Charles Baumann, the Company's finance and business development director, at an exercise price of $1.50 per share. The options vest at a rate of 20,000 shares per year over 5 years commencing February 28, 2000. The Company's management believes the exercise of these options will not have a material adverse impact on the Company's income from continuing operations.

Recent Accounting Pronouncements
--------------------------------

         During 1997, the Company adopted the disclosure requirements under Statement of Financial Accounting Standards No. 123 (SFAS No. 123) Accounting for Stock-Based Compensation. See Note 1 in the Consolidated Financial Statements of the Company, included in this Report on Form 10-SB, for the full disclosure. In 1997, the Company was required to adopt Statement of Financial Accounting Standards No. 121 (SFAS No. 121) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed, which prescribes accounting and reporting standards when circumstances indicate that the carrying amount of a long-lived asset may be not recoverable. SFAS No. 121 had no impact on the Company's financial statements.

         The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related information ("SFAS 131") in the year ended December 31, 1998. SFAS established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

         The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Employment Benefits ("SFAS 132") in the year ended December 31, 2000. SFAS No. 132 established disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not affect the Company as of December 31, 2000.

         In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

         In April 1998, Statement of Position No. 98-5 was issued which requires that companies expense defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

         The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 2000. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's consolidated financial statements is not expected to be material, as the Company has not historically used derivative and hedge instruments.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

         In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-17 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The Officers and Directors of the Company as of March 30, 2001 are as follows:

        NAME                            AGE           POSITION
        ----                            ---           --------

        Thomas F. Winters, Jr., M.D.    48     Chairman of the Board and Chief
                                               Executive Officer

        Richard H. Langley              66     Director and President

        Sandra L. Thompson              55     Director, Treasurer,
                                               Chief Operating Officer
                                               and Secretary

         Dr. Thomas Winters has served as the Chairman and CEO of AMSSI since April 1997, as its President from January 1996 to March 1999 and as Chairman and CEO of the Company since March 31, 1999. From August 1986 to January 1996 Mr. Winters was a partner with Matthews Orthopedic in Orlando, Florida. Dr. Winters graduated from Brown University and thereafter in 1980 received his medical degree from the University of Connecticut. He has completed fellowships in Trauma, Sports Medicine and Adult Reconstructive Surgery at the Brigham and Women's Hospital of Harvard Medical School. He has worked in freestanding surgery centers since the late 1980's and was instrumental in the start-up of such a surgery center in Orlando, Florida prior to the formation of USMGF.

         Richard Langley has served as a Director and the President of the Company since March 31, 1999 and as Director and Vice President of AMSSI since January 13, 1997. From 1964 to the present, Mr. Langley has bought, sold and developed residential properties, grown citrus crops and operated a cattle ranch. From 1992 to 1995 he served as the District School Board Attorney in Lake County, Florida. Mr. Langley is a University of Florida graduate with B.S., L.L.B. and Juris Doctor degrees and has maintained a legal practice in Claremont, Florida since graduation in 1964. Mr. Langley has 22 years of public service experience. He was elected to the Florida House of Representatives in 1972 and re-elected in 1974 and 1976. In 1980, he was elected to the Florida Senate. He served as Minority Whip in the House and as Republican Whip and Republican Leader in the Senate.

         Sandra Thompson has served as a Director, Treasurer, Chief Operating Officer and Secretary of the Company since March 31, 1999 and as Director, Treasurer, Chief Operating Officer and Secretary of USMGF since January 13, 1997. From 1992 to 1997, Ms. Thompson was the Director of Nursing of the Orlando Center for Outpatient Surgery in Orlando, Florida where she coordinated all nursing functions for the Center. She has worked as a Registered Nurse in a number of Florida hospitals and held positions of Staff Nurse and Operating Room Supervisor. She has designed pre-op and post-op facilities for a Florida hospital and was Educational Coordinator at the Same Day Surgery Center in

Orlando. Prior to the founding of USMGF, Ms. Thompson was Director of Nursing and Risk Manager for four years, commencing in 1993, at the Orlando Center for Outpatient Surgery. Ms. Thompson is a 1980 Valencia Community College graduate and received her Licensed Healthcare Risk Manager license from the University of Central Florida.

ITEM 10. EXECUTIVE COMPENSATION

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive Officer or Director of the Company during the fiscal years ended December 31, 2000, 1999, 1998 and 1997. The Company's Directors have not received any other remuneration for serving as directors. The following tables describe the compensation of the Company's Chief Executive Officer and President for the last four fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL         OTHER ANNUAL
                                                COMPENSATION    COMPENSATION ($)
                                                ------------    ----------------
        NAME AND PRINCIPAL POSITION     YEAR       SALARY           BONUS ($)
        ---------------------------     ----       ------           ---------

        Thomas Winters, M.D             2000         $0                $0
        Chief Executive Officer         1999         $0                $0
                                        1998         $0                $0
                                        1997         $0                $0

        Mike M. Mustafoglu(1)           1999         $0                $0
        President                       1998         $0                $0
                                        1997         $0                $0

-----------------------------------------
(1) Mr. Mustafoglu was President and a director of the Company from October 1995 to March 1999.

                            LONG TERM COMPENSATION(*)

                                                      SECURITIES
                                        RESTRICTED    UNDERLYING        LTIP
                                          STOCK        OPTIONS/        PAYOUTS
                                        AWARD(S)($)     SARS($)          ($)
                                        -----------   ------------     -------
        Thomas Winters, M.D.      2000      -              -            -
        Chief Executive Officer   1999      -              -            -
                                  1998      -              -            -
                                  1997      -              -            -

        Mike M. Mustafoglu        1999      -              -            -
        President                 1998      -              -            -
                                  1997      -              -            -

-------------------------------

(*) The Company has adopted its 2000 Stock Incentive Plan (the "Option Plan"), subject to Shareholder approval at the Company's Annual Meeting May 14, 2001. The Company has reserved 500,000 shares for issuance under the terms of the Option Plan.

         As of January 1, 2001, Mr. Winters, Mr. Langley and Ms. Thompson receive annual salaries of $120,000, $110,000, and $100,000, respectively.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 23, 2001, by each shareholder who is known by the company to beneficially own more than five percent (5%) of the outstanding Common Stock, by each Director and by all executive Officers and Directors as a group. No shares of Preferred Stock have been issued or are outstanding.

                                              AMOUNT AND NATURE OF     PERCENT
    NAME AND ADDRESS                          BENEFICIAL OWNERSHIP     OF CLASS
    ----------------                          --------------------     --------
Dr. Thomas Winters                               5,250,000               38.67%
1405 S. Orange Avenue, Suite 601
Orlando, Florida 32806

Richard Langley                                  2,100,000               15.47%
1405 S. Orange Avenue, Suite 601
Orlando, Florida 32806

Sandra L. Thompson                               1,295,000(1)             9.54%
1405 S. Orange Avenue, Suite 601
Orlando, Florida 32806

Daniel Williams                                    727,500                5.36%
1405 S. Orange Avenue, Suite 601
Orlando, Florida 32806

TOTAL OFFICERS AND DIRECTORS AS A                8,645,000               63.68%
        GROUP (3 PERSONS)

-------------------------------
(1) Excludes 70,000 shares gifted to children and grandchildren of Ms. Thompson with respect to which Ms. Thompson denies beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 1999, the Company entered into a Consulting Agreement with TransGlobal Financial Corporation ("TFC") pursuant to which TFC agreed to provide certain consulting, advisory and other services to the Company. Other services include strategic planning services and assisting in identifying, evaluating and structuring mergers and acquisitions, consolidations, joint ventures, strategic alliances and fundraising. The Company engaged TFC to provide such services on an exclusive basis during the three-year period ending April 25, 2002, provided, however, that the term of the agreement will be renewed automatically in 12-month increments unless either party notifies the other 90 days prior to the expiration of the term of the cancellation of the agreement. Mr. Mike Mustafoglu is the President of TFC.

         The agreement provides that TFC waive its retainer fee because the Company issued TFC 575,000 shares of Common Stock for its services in connection with the AMSSI acquisition. TFC subsequently transferred 287,500 of such shares to Richard Langley, Jr. (the son of Richard H. Langley who is a Director and the President of the Company) in consideration of services rendered with respect to the merger of USMGF and AMSSI.

         With respect to transaction fees, the agreement provides that:

         (i) for financing from sources identified by TFC the Company will pay TFC a seven percent (7%) fee for equity financing and a three and one-half percent (3.5%) fee for debt financing of any and all funds from such transactions that are committed and available to the Company;

         (ii) in the event that TFC represents the Company with respect to a merger, acquisition, investment, exchange, or other securities or assets transaction of the Company, then the Company will pay TFC a fee equal to ten percent (10%) of the total market value on the day of the closing of stock, cash, assets and all other property (real or personal) exchanged or received, directly or indirectly, by the Company, or any of its security holders, in connection with any such transaction; and

         (iii) in the event TFC introduces the Company to a joint venture partner or customer and sales develop as a result of the introduction, the Company will pay a fee of two percent of the net sales revenue generated directly from this introduction.

         To date, TFC has provided general financial advisory services to the Company pursuant to the Consulting Agreement. Such services have included financial planning and review, business plan development, identification of financing sources and evaluation of strategic partner opportunities. TFC has informed the Company that it does not engage in the business of buying and selling securities for others or for its own account or advising others, for compensation, as to the value of securities or the advisability of investing in, purchasing or selling, securities. TFC has further informed the Company that it is not currently licensed as a broker-dealer or investment advisor and that TFC is not required to be so licensed to perform the activities called for under the Consulting Agreement. TFC has agreed with the Company that if any such activities are required to be performed by a licensed broker-dealer or investment advisor, TFC will take the appropriate steps to obtain such licenses or will inform the Company that it must retain a licensed broker-dealer or investment company, as appropriate, to perform such activities.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

         (B) Reports On Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(2) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001

                            U.S. MEDICAL GROUP, INC.

                            By: /s/ Thomas F. Winters
                              ---------------------
                                Thomas F. Winters

                           Chief Executive Officer and
                              Chairman of the Board

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas F. Winters, as his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                                        Date
     ---------                                                      ---------

/s/ Thomas F. Winters
---------------------------------------------
Thomas F. Winters
Chief Executive Officer and Chairman of the Board                 March 30, 2001



/s/ Richard H. Langley
---------------------------------------------
Richard H. Langley
President and Director                                            March 30, 2001



/s/ Sandra L. Thompson
---------------------------------------------
Sandra L. Thompson
Chief Operating Officer, Chief Accounting Officer,
Treasurer and Director                                            March 30, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

3.1 Articles of Incorporation dated May 13, 1994, as amended (incorporated by reference to the Company's Amendment No. 1 to Form 10-SB filed with the Commission on April 13, 2000).

3.2 By-Laws (incorporated by reference to the Company's Amendment No. 1 to Form 10-SB filed with the Commission on April 13, 2000).

11.      Computation of Earnings per Common and Common Share Equivalents

21.      Subsidiaries of the Registrant.

                            U.S. MEDICAL GROUP, INC.



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2000 AND 1999


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                            U.S. MEDICAL GROUP, INC.

                          Index to Financial Statements


--------------------------------------------------------------------------------

                                                                           Page

Report of Independent Certified Public Accountants                          F-3

Consolidated Balance Sheet at December 31, 2000 and 1999                    F-4

Consolidated Statements of Operations for the two years ended December      F-5
31, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the two years ended     F-6
December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the two years ended December      F-7
31, 2000 and 1999

Notes to Consolidated Financial Statements                            F-8 - F17

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                               mclean@stefanou.com
                               -------------------
                                                                Philadelphia, PA
--------------------------------------------------------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
U.S.  Medical Group, Inc.
Orlando, Florida

         We have audited the accompanying consolidated balance sheets of U.S. Medical Group, Inc. and its subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Medical Group, Inc. and its subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                     /s/ STEFANOU & COMPANY, LLP
                                                         Stefanou & Company, LLP
                                                    Certified Public Accountants
McLean, Virginia
February 28, 2001


                            U.S. MEDICAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999
                                     ASSETS

                                                              2000             1999
                                                          ------------      ------------
Current assets:
Cash and equivalents                                      $   337,050       $    22,763
Accounts receivable,
  net of allowance of doubtful accounts                       361,833           548,669
Prepaid expenses                                               44,409            13,330
                                                          ------------      ------------
        Total current assets                                  743,292           584,762

Property and equipment-at cost: (Notes A and B)             3,827,196         3,642,467
Furniture and fixtures- at cost                                77,383            61,075
                                                          ------------      ------------
                                                            3,904,579         3,703,542
Less accumulated depreciation                                 728,496           410,389
                                                          ------------      ------------
                                                            3,176,083         3,293,153
Other assets:
Patents and trademarks, at cost less amortization of
$5,832                                                         39,168                 -
Financing fees, less amortization of
  $10,597 and $5,521 in 2000 and 1999, respectively             7,160            12,236
                                                          ------------      ------------
                                                               46,328            12,236
                                                          ------------      ------------
                                                          $ 3,965,703       $ 3,890,151
                                                          ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt (Note B)             $   641,828       $   801,602
Current portion of deferred tax liability (Note C)            106,344            81,406
Income taxes payable                                          156,036                 -
Accounts payable and accrued expenses                          87,145           127,297
                                                          ------------      ------------
        Total current liabilities                             991,353         1,010,305

Long-term debt, less current maturities (Note B)            1,196,905         1,447,045

Deferred tax liability (Note C)                               330,096           301,253

Stockholders' equity (Note A):
  Preferred stock, par value, $.001 per share;
  20,000,000 authorized; none issued at
  December 31, 2000 or 1999                                         -                 -
Common stock, par value, $.001 per share;
  100,000,000 authorized: 13,575,380 issued at
  December 31, 2000 and December 31, 1999                      13,575            13,575
Additional paid-in-capital                                     80,925            80,925
Retained earnings                                           1,371,419         1,037,048
Common stock held in treasury, at cost
  (46,850 shares in 2000 and none in 1999)                    (18,570)                -
                                                          ------------      ------------
       Total stockholders' equity                           1,447,349         1,131,548
                                                          ------------      ------------
                                                          $ 3,965,703       $ 3,890,151
                                                          ============      ============

                 See accompanying notes to financial statements

                            U.S. MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000               1999
                                                 ------------       ------------
Revenues:
   Patient fees                                  $ 3,420,015        $ 2,041,034
   Hyperbaric Fees                                    28,500                 -
                                                 ------------       ------------
      Total revenues                               3,448,515          2,041,034

Operating Expenses:
   Selling, general and administrative             1,701,444          1,161,335
   Interest expense                                  164,395             81,562
   Depreciation and amortization expense             323,964            182,003
                                                 ------------       ------------
      Total operating expenses                     2,189,803          1,424,900
                                                 ------------       ------------
Operating income                                   1,258,712            616,134
Other income:
      Interest income                                  1,231                 -
      Other income                                        61                 -
                                                 ------------       ------------
      Total other income                               1,292                 -
                                                 ------------       ------------
Net income before taxes                            1,260,004            616,134

Provision for income taxes (Note C)                  483,895            382,659
                                                 ------------       ------------

Net income                                       $   776,109        $   233,475
                                                 ============       ============

Earnings per common share (basic and
assuming dilution)                               $       .06        $       .02
                                                 ============       ============

Weighted average shares outstanding
Basic                                             13,575,380         13,575,380
Diluted                                           13,575,380         13,633,665


                 See accompanying notes to financial statements.

                                           U.S. MEDICAL GROUP, INC.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                         Common                  Additional Paid   Retained     Treasury
                                         Shares        Amount       In Capital     Earnings       Stock         Total
                                      -----------   ------------   ------------  ------------   ----------  -----------
Balance At December 31, 1998                 100    $     1,000    $    24,000   $   803,573    $       -      828,573

Shares issued in connection with
  merger of AMSSI and USMG            10,500,000         10,500              -             -            -       10,500

Retirement of AMSSI Shares                  (100)        (1,000)             -             -            -       (1,000)

Shares issued to consultant in
  exchange for services                  575,000            575         56,925             -            -       57,500

Shares retained by former USMG
  Shareholders                         2,500,380          2,500              -             -            -        2,500

Net income                                     -              -              -       233,475            -      233,475
                                      -----------   ------------   ------------  ------------   ----------  -----------
Balance at December 31, 1999          13,575,380         13,575         80,925     1,037,048            -    1,131,548

Dividends paid (Note L)                        -              -              -      (441,738)           -     (441,738)

Common stock repurchased for
  treasury- 46,850 shares                      -              -              -             -      (18,570)     (18,570)

Net income                                     -              -              -       776,109            -      776,109
                                      -----------   ------------   ------------  ------------   ----------  -----------
Balance at December 31, 2000          13,575,380    $    13,575    $    80,925   $ 1,371,419    $ (18,570)  $1,447,349
                                      ===========   ============   ============  ============   ==========  ===========

                               See accompanying notes to financial statements

                            U.S. MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                          2000          1999
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the year                               $   776,109   $   233,475
Adjustments to reconcile net income to net cash:
      Depreciation and amortization                       323,946       182,003
      Common Stock issued in connection
       with  services rendered                                  -        57,500
(Increase) Decrease in:
Accounts Receivable                                       186,836      (330,332)
Prepaid expenses and other assets                         (31,079)      (14,847)
Deferred taxes and other                                  170,649       313,263
Accounts payable and accrued expenses                     (40,152)      170,663
                                                      ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               1,386,309       611,725
CASH FLOWS (USED) PROVIDED IN INVESTING ACTIVITIES:
Capital expenditures, net                                (201,799)   (2,121,403)
                                                      ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                    (201,799)   (2,121,403)
                                                      ------------  ------------
CASH FLOWS (USED) PROVIDED IN FINANCING ACTIVITIES:
Proceeds from bank loans                                        -     2,190,000
Proceeds from shareholder loans                           441,739        65,000
Repayments of loans from banks                           (647,520)     (682,488)
Repayments of loans from shareholders                    (204,133)      (89,256)
Purchase of Treasury Stock                                (18,570)
Dividend Payment                                         (441,739)            -
                                                      ------------  ------------
Net Cash (used) provided in financing activities         (870,223)    1,483,256
                                                      ------------  ------------
Net increase (decrease) in cash                           314,287       (26,422)
Cash at beginning of year                                  22,763        49,185
                                                      ------------  ------------
Cash at end of year                                   $   337,050   $    22,763
                                                      ------------  ------------

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest                $   142,816   $    76,789
Cash paid during the year for taxes                       271,500             -
Common stock issued for services                                -        57,500
Dividends Paid                                            441,739             -

Acquisition:
Assets acquired                                                 -        31,385
Accumulated Deficit                                             -        11,075
Liabilities assumed                                             -       (36,585)
Common stock issued                                             -        (5,875)
                                                                    ------------
Net cash paid for acquisition                         $         -   $         -
                                                      ============  ============

                   See accompanying notes to financial statements.

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business, Basis of Presentation and Merger
------------------------------------------

On April 26, 1999, American Mobile Surgical Services, Inc., a Florida corporation (or "AMSSI"), completed a merger with U. S. Medical Group (Florida), Inc., a Florida corporation (or "USMGF"), a wholly-owned subsidiary of U.S. Medical Group, Inc., (or "USMG" or "Company"), an inactive Nevada corporation with no significant assets or operations in a transaction accounted for using the purchase method of accounting. As a result of the merger, AMSSI changed its name to U. S. Medical Group (Florida) Inc. Effective with the merger, all previously outstanding common stock of AMSSI was exchanged for common stock of USMG resulting in the previous security holders of AMSSI owning approximately 81% of the voting stock of USMG, in an exchange ratio of 1 share of AMSSI common stock for 105,000 shares of the USMG common stock.

The total purchase price and carrying value of net assets acquired of USMG was $5,875. The net assets acquired were as follows:

                  Net current assets        $ 31,385
                  Accumulated deficit         11,075
                  Net current liabilities    (36,585)
                                            ---------
                                            $  5,875
                                            =========

As USMG was an inactive corporation with no significant operations, AMSSI recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their fair values. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of operations.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, U. S. Medical Group (Florida), Inc., formerly American Mobile Surgical Services, Inc. In accordance with APB Opinion 16, the consolidated financial statements include the accounts of AMSSI as the acquiring entity and USMG as the wholly owned subsidiary. Significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

Revenues are recognized at the time services are provided.

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
----------------------

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (five years for furniture, fixtures 7 to 15 years for the mobile surgical unit and related medial equipment). Financing costs are amortized over the term of the respective loan. Depreciation and amortization expense for 2000 and 1999 was $323,964 and $182,003 respectively. An accelerated method of depreciation is used for tax purposes.

Intangible Assets
-----------------

Intangible assets consist of financing fees related to notes payable. Financing costs are amortized over the term of the respective loan. Organization costs incurred after December 31, 1999 have been expensed as incurred in accordance with AICPA Statement of Position 98-5.

Income Taxes
------------

Until April 26, 1999, the Company's predecessor, U. S. Medical Group (Florida), Inc. (formerly American Mobile Surgical Services, Inc.) ("USMGF"), elected to be taxed under the provision of Subchapter S of the Internal Revenue Code. As a result, the USMGF's 1997, 1998 and 1999 earnings through the day preceding the merger have been taxed, with certain exceptions, for federal income tax purposes directly to the stockholders of USMGF. Under those provisions, USMGF did not pay federal and state corporate income taxes on its taxable income. Instead, the USMGF stockholders were liable for individual federal and state income taxes on their respective share of the USMGF's net income.

Effective with the merger, USMGF ceased operating as an S Corporation and became subject to federal and State corporate income taxes. USMGF accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets, and liabilities are measured using the enacted tax rates expected to be in effect when the differences are settled. A deferred tax liability of $202,600 ($184,400 federal and $18,200 State) was recorded at the time of the merger to reflect the expected tax effect of accumulated differences on that date.

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets under the provision of Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed of (SFAS 121).

The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

Stock Based Compensation
------------------------

The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" with respect to options and warrants granted to employees.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. Advertising costs charged to expenses for 2000 and 1999 was $39,603 and $25,786, respectively.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's two customers are the Florida Department of Corrections and the North Carolina Department of Corrections. (See Note G). The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowances for doubtful accounts was $0 at December 31, 1999 and 1998, respectively.

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share
------------------

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the years ended December 31, 2000 and 1999 relating to the adoption of this standard.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the year ended December 31, 1998 and has no items of comprehensive income to report.

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Pension Plans and Other Post Employment Benefits
------------------------------------------------

Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Employment Benefits (SFAS 132") establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not affect the Company as of December 31, 2000 and 1999.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

In April 1998, Statement of Position No. 98-5 was issued which requires that companies expense defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 1999. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's consolidated financial statements is not expected to be material, as the Company has not historically used derivative and hedge instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE B - LONG TERM DEBT
                                                                       2000           1999
                                                                   -----------    -----------
Bank Loan payable in monthly installments of
$ 13,194, plus interest at the Lender's prime rate,
secured by equipment and guaranteed by certain
Company shareholders                                                         -    $    79,167

Bank loan payable in monthly installments of $24,436, plus
interest at Lender's prime rate, secured by mobile unit and
guaranteed by certain Company shareholders                           1,528,692      1,947,046


                                                                       2000           1999
                                                                   ------------   ------------
Bank loan payable in monthly installments of interest
only at the lender's prime rate, secured by medical
equipment and guaranteed by certain Company shareholders                   -          150,000

Shareholder notes payable in monthly installments of $2,249.46,
including interest at 8.5% per annum, unsecured                         26,504         17,435

Shareholder notes payable, interest at 8.5% per annum, unsecured
(See Note L)                                                           283,537         55,000
                                                                   ------------   ------------
                                                                     1,838,733      2,248,648
Less:  Current portion of long term debt                              (641,828)      (801,602)
                                                                   ------------   ------------
                                                                   $ 1,196,905    $ 1,447,046
                                                                   ============   ============

Aggregate maturities of long-term debt as of December 31, 2000 are as follows:

                          Year               Amount
                          ----           ----------
                          2001           $  641,828
                          2002              278,793
                          2003              387,670
                          2004              384,113
                          2005              146,329
                                         ----------
                                         $1,838,733
                                         ==========

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE C - INCOME TAXES

Provision for income taxes consists of the following components:

                                              2000       1999
                                            ---------  ---------
               Current:
                 Federal                    $370,600   $ 73,612
                 State                        56,936      7,794
                                            ---------  ---------
                                             427,536     81,406
               Deferred:
                 Federal                      54,593    272,409
                 State                         1,766     28,844
                                            ---------  ---------
                                              56,359    301,253
                                            ---------  ---------
               Provision for Income Taxes   $483,895   $382,659
                                            ---------  ---------

As the result of the merger (See Note A), the Company's tax status changed from a non-taxable S-Corporation to a C-Corporation subject to both federal tax and Florida franchise tax on income. Accordingly, the deferred tax liability of $202,600 at the date the merger was effective and the deferred tax liability for timing differences in recording revenues and expenses for the period since the merger have been recorded as a charge to the deferred tax provision. The following summarizes the significant differences between the expected federal and state income tax and the Company's tax provision for financial statement purposes.

The primary components of the Company's current and long term deferred tax assets and liabilities are as follows:

                                                            2000       1999
                                                         ----------  ----------
Current:
   Gross deferred tax assets:
      Accounts payable                                   $  29,075   $  44,802
   Gross deferred tax liabilities:
      Accounts receivable and other timing difference      136,149     126,208
                                                         ----------  ----------
Net current deferred income tax liability                $ 106,344   $  81,406
                                                         ==========  ==========

Long-term:
   Gross deferred liabilities:
      Depreciation and amortization                      $ 330,096   $ 301,253
                                                         ==========  ==========

NOTE D - COMMITMENTS AND CONTINGENCIES

The Company sub-leases office space on a month-to-month basis from an entity owned by a Company stockholder.

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE D - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company leases a furnished apartment in Raleigh, North Carolina. The lease, which has a one-year term and expires in September 2000, provides for monthly payments of $1,232.

The Company's rental expense for 2000 and 1999 is $42,137 and $ 40,316, respectively.

Future minimum lease payments are as follows:

                       2001    $26,928

NOTE E - CAPITAL STOCK

American Mobile Surgical Services, Inc. ("AMSSI") was incorporated in March, 1996 and formed under the laws of the State of Florida. In 1996, AMSSI issued a total of 100 shares of its common stock to its founders in exchange for $25,000.

In April 1999, AMSSI completed a merger with U. S. Medical Group (Florida), Inc., a wholly owned subsidiary of U. S. Medical Group, Inc. ("USMG"), a Nevada corporation with no material operations. The shareholders of AMSSI exchanged all of the outstanding shares of common stock of AMSSI in an exchange ratio of 1 share of AMSSI common stock for 105,000 shares in USMG common stock.

Immediately following the merger, AMSSI was renamed U. S. Medical Group (Florida), Inc.

During the year ended December 31, 2000, the Company purchased 46,850 shares of the Company's common stock at a cost of $ 18,570 pursuant to its stock purchase program authorized by the Board of Directors in 2000.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE F - INTEREST COSTS

Interest expense for 2000 and 1999 is $ 164,395 and $81,562, respectively. Interest expense is charged to operations in the period incurred.

NOTE G - MAJOR CUSTOMERS

The Company's sole customers for 2000 and 1999 were the State Florida and the State of North Carolina.

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE H - NET INCOME PER COMMON SHARE

The following table presents the computation of basic and diluted net income per share:

                                                          2000          1999
                                                        --------      --------
Net income available for common shareholders           $  776,109    $  233,475
                                                       ===========   ===========
Basic and fully diluted net income per share           $      .06    $      .02
                                                       ===========   ===========
Weighted average common shares outstanding - basic
                                                       13,575,380    13,575,380
                                                       ===========   ===========
Weighted average common shares outstanding - diluted
                                                       13,575,380    13,633,665
                                                       ===========   ===========

Net income per share is based upon the weighted average number of shares of common stock outstanding. In April 1999, AMSSI shareholders exchanged for common stock of USMG 1 share of AMSSI common stock for 105,000 shares of the USMG common stock (See Note A). Accordingly, all historical weighted average share and per share amounts have been restated to reflect this merger.

NOTE I - PENSION PLAN

In October 1999, USMG established a SIMPLE IRA retirement plan for its employees. Under the plan, the Company is required to make matching contributions up to 3% of eligible employee's salary up to certain statutory limits. Plan expense for the years ended December 31, 2000 and 1999 2000 was $ 4,254 and $1,441, respectively.

NOTE J - STOCK OPTIONS AND WARRANTS

The Company has a nonqualified stock option plan to provide key employees and non-employees the opportunity to participate in equity ownership. Options may be granted at or below the fair market value of the stock and have a five-year life. Options granted to certain individuals vest ratably over five years. The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to a key employee of the Company.

                                             Number of  Weighted Average  Number of Shares
                                              Shares     Exercise Price     Exercisable
                                           ------------   ------------      ------------
Outstanding at December 31, 1998                     -              -                 -
                                                                            ============
Granted                                        100,000            .10                 -
Exercised-                                           -              -                 -
Cancelled                                            -              -                 -
                                           ------------   ------------      ------------
Outstanding at December 31, 1999               100,000              -            20,000
                                           ============   ============      ============
Granted                                        100,000           1.50                 -
Exercised-                                           -              -                 -
Cancelled                                            -              -                 -
                                           ------------   ------------      ------------

Outstanding at December 31, 2000               200,000              -            20,000
                                           ============   ============      ============

The Company granted the stock option to the key employee prior to the merger between AMSSI and USMG. Accordingly, the Company at the time the option was granted was a nonpublic entity, and for disclosure purposes the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: annual dividend of $0.00, expected volatility of 0%, risk free interest rate of 6.0% an expected life of five years for all grants. The minimum value of the stock options granted during the year ended December 31, 2000 was $.07. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE J - STOCK OPTIONS AND WARRANTS (CONTINUED)

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net income and net income per share would have been $766,531 and $.06, respectively in 2000.

NOTE K - RELATED PARTY TRANSACTIONS

The Company leases office space from its Chief Executive Officer on a month-to-month basis. Rental expense relative to this arrangement totaled $36,642 for the year 2000 and $ 26,928 for the year 1999. Shareholders of the Company have loaned money to the company and have also guaranteed various Company obligations (see Note B).

NOTE L - DIVIDENDS

On January 25, 2000, the Company, through its wholly owned subsidiary, USMG (Florida), Inc. declared a dividend payable to the shareholders of record on the date of termination of the S-corporation tax status (See Note A). The dividend of $441,700 is approximately equal to the taxable income of USMG (Florida), Inc., from its inception through termination of its S-corporation tax status. The distribution was financed by unsecured demand loans from significant shareholders at 8.5% interest payable annually, and will be repaid from operations as cash flow permits (See Note B).