Form 10KSB/A
period 2000-12-31
US MEDICAL GROUP INC
filed 2001-03-28
CIK 1105757

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


         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing sales price of such stock as of March 15, 2001 was $1,327,500. As of such date, 13,575,380 shares of the Registrant's Common Stock were outstanding.


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

                                                 BID PRICES
                                               -------------
                                            HIGH              LOW
                                       --------------   --------------
         1998
         --------------
         Jan. 1 through Mar. 31                 --               --
         Apr. 1 through June 30                 --               --
         July 1 through Sept. 30                --               --
         Oct. 1 through Dec. 31                 --               --

         1999
         --------------
         Jan. 1 through Mar. 31                 --               --
         Apr. 1 through June 30              $6.125           $4.00
         July 1 through Sept. 30              6.8124           3.50
         Oct. 1 through Dec. 31               6.00             2.9375

         2000
         --------------
         Jan. 1 through Mar. 31               5.62             1.8125
         Apr. 1 through June 30               4.00             1.25
         July 1 through Sept. 30              3.00              .625
         Oct. 1 through Dec. 31               1.06              .125


         2001
         --------------
         Jan. 1 through Mar. 26                .93              .187


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