Form 10QSB
period 2001-03-31
US MEDICAL GROUP INC
filed 2001-05-15
CIK 1105757

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2001

                        Commission file number 000-29579

                            U.S. Medical Group, Inc.
                 (Name of Small Business Issuer in its charter)

             Nevada                                             88-0320389
             ------                                             ----------
(State of jurisdiction of incorporation)              (IRS Employer I.D. Number)

              1405 South Orange Avenue Suite 600, Orlando, FL 32806
              -----------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number (407) 849-2288
                                                --------------

         Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No ___
   ---

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 13,575,380 shares of its common stock outstanding as of March 31, 2001.

                             U.S. Medical Group, Inc

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2001

                                Table of Contents

Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets:
                  March 31, 2001 and December 31, 2000
                  Consolidated Statement of Operations:
                  Three Months Ended March 31, 2001 and 2000
                  Consolidated Statement of Cash Flows:
                  Three Months Ended March 31, 2001 and 2000
                  Notes to Consolidated Financial Statements:
                  March 31, 2001

Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


                            U.S. MEDICAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                     ASSETS
                                                          Unaudited
                                                        March 31, 2001 December 31, 2000
                                                         ------------   ------------
Current assets:
      Cash and equivalents                               $   154,588    $   337,050
      Accounts receivable                                    596,710        361,833
      Prepaid expenses                                        17,304         44,409
      Prepaid Taxes, net                                      55,974              -
                                                         ------------   ------------
 Total current assets                                        824,576        743,292

 Property and equipment - at cost:
      Mobile unit and medical equipment                    3,800,174      3,827,196
      Furniture and fixtures                                 110,161         77,383
                                                         ------------   ------------
                                                           3,910,335      3,904,579
 Less accumulated depreciation                               811,106        728,496
                                                         ------------   ------------
                                                           3,099,229      3,176,083
 Other assets:
      Patents & Trademarks, net of amortization               35,417         39,168
      Financing fees, less amortization of $11,866 and
        $10,597 on March 31, 2001 and December 31, 2000,
        respectively                                           5,891          7,160
                                                         ------------   ------------
                                                         $ 3,965,113    $ 3,965,703
                                                         ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Accounts payable and accrued expenses              $   104,282    $    87,145
      Current maturities of long-term debt                   788,086        641,828
      Income tax payable                                           -        156,036
      Deferred tax liability                                 182,585        106,344
                                                         ------------   ------------
                                                           1,074,953        991,353

 Long-term debt less current maturities                    1,055,765      1,196,905

 Deferred tax liability                                      355,046        330,096

 Stockholders' equity:
   Preferred stock, par value, $ .001 per share,
      20,000,000 authorized at March 31, 2001 and
      December 31, 2000; none issued                               -              -
   Common stock, par value, $ .001 per share;
      100,000,000 authorized, 13,575,380 issued at
      March 31, 2001 and December 31, 2000                    13,575         13,575
   Additional paid-in-capital                                 80,925         80,925
   Retained earnings                                       1,425,975      1,371,419
   Treasury Stock                                            (41,126)       (18,570)
                                                         ------------   ------------
                                                           1,479,349      1,447,349
                                                         ------------   ------------
                                                         $ 3,965,113    $ 3,965,703
                                                         ============   ============

        See accompanying footnotes to the unaudited financial statements

                            U.S. MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                    Three months ended March 31,
                                                         2001            2000
                                                     -----------     -----------
Revenues:
     Patient fees                                    $   844,840     $   849,004
     Hyperbaric Fees                                       9,000               -
                                                     -----------     -----------
                                                         853,840         849,004

Operating expenses:
     Selling, general and administrative                 572,920         355,954
     Interest expense                                     37,550          40,256
     Depreciation expense                                 87,623          77,016
                                                     -----------     -----------
Operating expense                                        698,093         473,226
                                                     -----------     -----------

Net income before taxes                                  155,747         375,778

Income tax provision(benefit)                            101,191         142,900
                                                     -----------     -----------

Net income                                           $    54,556     $   232,878
                                                     ===========     ===========

Earnings per common share                            $      0.00     $      0.02
(basic and assuming dilution)

Weighted average shares outstanding
     Basic                                            13,575,380      13,575,380
     Diluted                                          13,655,380      13,595,380

        See accompanying footnotes to the unaudited financial statements

                            U.S. MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                    For the three months ended March 31,
                                                            2001        2000
                                                         ----------   ----------
Cash flows from operating activities:
     Net income from operating activities                $  54,556    $ 232,878
     Adjustments to reconcile net income to net cash:
          Depreciation and amortization                     87,623       77,016
          Change in: Receivables                          (234,877)     169,843
               Prepaid expenses and other assets            27,108       (7,188)
               Income Taxes Payable                       (156,036)           -
Tax Refunds, net                                           (55,974)           -
              Deferred income taxes and other              101,191      142,900
               Accounts payable and accrued expenses        17,137      (61,852)
                                                         ----------   ----------
    Net cash from operating activities                    (159,272)     553,597

Cash flows used in investing activities:
     Capital expenditures                                   (5,749)     (61,704)
                                                         ----------   ----------
     Net cash used in investing activities                  (5,749)     (61,704)

Cash flows (used in)/provided by financing activities:
     Proceeds from bank loans                              140,000            -
     Proceeds from loans from stockholders                       -      441,739
     Repayments of bank loans                             (134,885)    (264,421)
     Repayment of loans from stockholders                        -      (17,435)
     Purchase of Treasury Stock                            (22,556)           -
     Dividend Payments                                           -     (441,739)
                                                         ----------   ----------
     Net cash used in financing activities                 (17,441)    (281,856)
                                                         ----------   ----------

Net increase in cash and cash equivalents                 (182,462)    (210,037)

Cash and cash equivalents at January 1                     337,050       22,763
                                                         ----------   ----------

Cash and cash equivalents at March 31                    $ 154,588    $ 232,800
                                                         ==========   ==========

Supplemental Information:
       Interest Paid                                        27,258            -
       Income Tax Paid                                           -            -


        See accompanying footnotes to the unaudited financial statements

                             U.S. MEDICAL GROUP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB, as amended.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, U.S. Medical Group (Florida), Inc., formerly American Mobile Surgical Services, Inc. Significant intercompany transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified for comparative purposes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Cautionary Statement Regarding Forward-Looking Information:

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,2000

REVENUE

The Company's total revenues were $853,840 for three months ended March 31, 2001 compared to $849,004 for the same period ended March 31, 2000, an increase of 0.57%. Almost all of the Company's revenues are attributable to patient fees derived from the North Carolina State and Florida State Department of Corrections contracts for mobile surgical facility and support services. In addition to patient fees, $9,000 was generated from the lease of a mobile hyperbaric chamber used for the treatment of wound care and neurological disorders. The Company reported net income from continuing operations for the period three months ended March 31, 2001 of $54,556, compared to net income of $232,878 for the period three months ended March 31, 2000, a decrease of 77%. The decrease in net income is attributed to an increase in recurring and non-recurring expenses during the period.

COSTS AND EXPENSES

The Company's 48% increase in operating expenses from $473,226 for the period ended March 31, 2000 to $698,093 for the three months period ended March 31, 2001 is due primarily to an increase in compensation for certain Company officers , increases in employee compensation and benefits, liability insurance, medical supplies, promotional expenditures and depreciation expense. Having foregone compensation since the Company's inception through the period ended December 31, 2000, the Company began compensating its Chairman and Chief Executive Officer Tom Winters and President and Director Richard Langley during the quarter ended March 31, 2001. The increase in promotional expenses is attributed to the cost of developing and airing a nationally televised program to raise awareness of the Company's products and services. Selling, general and administrative expenses increased 61% from $355,954 for the period three months ended March 31, 2000 to $572,920 for the same period ended March 31, 2001. Costs directly associated with day-to-day operations such as medical equipment, supplies, and staff wages for the North Carolina and Florida mobile surgery units remained constant during the three months period ended March 31, 2001 when compared to the three months period ended March 31, 2000. Legal and accounting fees of $71,359 were a necessary component of the company's filing of its form 10-KSB, preparation for the annual meeting, proxy material and other public company matters as a fully reporting company. Legal and accounting fees for three months-ended 2000 were $16,662.

As the Company continues to expand, the Company believes it will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

Depreciation and amortization expense for the period three months ended March 31, 2001 was $87,623, an increase of $10,607, or 13.8%, from the same three months period ended March 31, 2000. The increase is primarily attributable to the addition of new surgical equipment in both the North Carolina and Florida facilities.

Interest expense for the period ended March 31, 2001 was $37,550, a decrease of $2,706, or 6.7%, from $40,256 for the same period ended March 31 2000. The interest expense decrease is primarily due to the retirement of certain bank loans that were needed to fund the construction of the Florida mobile surgical unit and subsequent equipment.

For the period ended March 31, 2001, an income tax provision of $101,191 was made compared to an income tax provision $142,900 for the three months period ended March 31,2000.

LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 2001, the Company had a working capital deficit of $250,377, compared to a deficit of $248,061 at December 31, 2000, a deficit increase of $2,316. In addition, the Company experienced a $234,877 increase in accounts receivable and a $17,137 increase in accounts payable and accrued expenses.

While the Company has raised the funds necessary to meet its working capital and facility financing needs, additional financing will be required in order to acquire additional surgical equipment and facilities. The Company is seeking debt financing in order to provide for these expansions and for working capital. There are no assurances the Company will be successful in raising the funds required.

The Company experienced a negative cash flow from operations of $159,272 for the period three months ended March 31, 2001 compared to a positive cash flow from operations of $553,597 for the period three months ended March 31, 2000. The negative cash flow from operating activities for the period three months ended March 31, 2001 is primarily attributed to the Company's $178,322 decrease in net income compared to the period three months ended March 31, 2000, an increase in accounts receivable of $234,877 and income taxes payments of $156,036.

Cash flows used in investing activities was $5,749 for the period three months ended March 31, 2001 and $ 61,704 for the period three months ended March 31, 2000. Cash flows used in investing activities for the three months period ended March 31, 2001 were primarily used to purchase surgical equipment for use on the Company's mobile surgery units.

A cash outflow of $17,441 was used during the period three months ended March 31, 2001 compared to cash outflows of $281,856 used in financing activities during the period three months ended March 31, 2000. The principal financing activity in the period three months ended March 31, 2001 was $22,556 used for the purchase of treasury stock. The principal use of cash for financing activities for the period three months ended March 31, 2000 was the repayment of loans from banks in the amount of $264,421.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material adverse effect on the Company's financial condition or results of operations.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

               None

Item 2 - Changes in Securities and Use of Proceeds

               (a) None

               (b) None

               (c) None

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

                                          U.S. MEDICAL GROUP, INC.
                                          Registrant

May 15, 2001                              By: /s/ Thomas Winters
------------                                 ------------------------------
Date                                         Thomas Winters
                                             Chairman of the Board and
                                             Chief Executive Officer