Form 10QSB
period 2001-06-30
US MEDICAL GROUP INC
filed 2001-08-09
CIK 1105757

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 2001

                        Commission file number 000-29579

                            U.S. Medical Group, Inc.
                            ------------------------
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


Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 13,575,380 shares of its common stock outstanding as of June 30, 2001.

                             U.S. Medical Group, Inc

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2001


                                Table of Contents



Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets:
                  June 30, 2001 and December 31, 2000
                  Consolidated Statement of Operations:
                  Three Months and Six Months Ended
                  June 30, 2001 and 2000
                  Consolidated Statement of Cash Flows:
                  Six Months Ended June 30, 2001 and 2000
                  Notes to Consolidated Financial Statements:
                  June 30, 2001

Item 2.  Management's Discussion and Analysis

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

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


                            U.S. MEDICAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                   ASSETS
                                                                           Unaudited
                                                                          June 30, 2001  December 31, 2000
                                                                           ------------   ------------
Current assets:
      Cash and equivalents                                                 $   258,167    $   337,050
      Accounts receivable                                                      443,468        361,833
      Prepaid expenses                                                          67,594         44,409
      Prepaid Taxes, net                                                             -              -
                                                                           ------------   ------------
 Total current assets                                                          769,228
                                                                                              743,292

 Property and equipment - at cost:
      Mobile unit and medical equipment                                      3,842,426      3,827,196
      Furniture and fixtures                                                    90,106         77,383
                                                                           ------------   ------------
                                                                             3,932,532      3,904,579
 Less accumulated depreciation                                                 893,915        728,496
                                                                           ------------   ------------
                                                                             3,038,617      3,176,083
 Other assets:
      Patents & Trademarks, net of amortization                                 31,667         39,168
      Financing fees, less amortization of $13,135 and $10,597 on June
          30, 2001 and December 31, 2000, respectively                           4,622          7,160
                                                                           ------------   ------------
                                                                           $ 3,844,135    $ 3,965,703
                                                                           ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Accounts payable and accrued expenses                                $   124,944    $    87,145
      Current maturities of long-term debt                                     736,618        641,828
      Income tax payable                                                             -        156,036
      Deferred tax liability                                                   199,002        106,344
                                                                           ------------   ------------
                                                                             1,060,564        991,353

 Long-term debt less current maturities                                        832,348      1,196,905

 Deferred tax liability                                                        330,096        330,096

 Stockholders' equity:
      Preferred stock, par value, $.001 per share, 20,000,000 authorized
          at June 30, 2001 and December 31, 2000; none issued                        -              -
      Common stock, par value, $.001 per share; 100,000,000 authorized,
          13,575,380 issued at June 30, 2001 and December 31, 2000              13,575         13,575
      Additional paid-in-capital                                                80,925         80,925
      Retained earnings                                                      1,587,608      1,371,419
                                                                           ------------   ------------
     Treasury Stock                                                            (60,981)       (18,570)
                                                                           ------------   ------------
                                                                             1,621,127      1,447,349
                                                                           ------------   ------------
                                                                           $ 3,844,135    $ 3,965,703
                                                                           ============   ============

        See accompanying footnotes to the unaudited financial statements


                            U.S. MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED


                                           Six months ended June 30,   Three Months ended June 30,
                                               2001          2000          2001          2000
                                           ------------  ------------  ------------  ------------
Revenues:
     Patient fees                          $ 1,743,703   $ 1,712,377   $   889,863   $   863,373

Operating expenses:
     Selling, general and administrative     1,108,356       791,469       535,436       435,515
     Interest expense                           72,391        87,439        34,841        47,183
     Depreciation expense                      172,913       156,453        85,290        79,437
                                           ------------  ------------  ------------  ------------

Operating expense                            1,353,660     1,035,361       655,567       562,135

Net income before taxes                        390,043       677,016       234,296       301,238

Provision for income taxes                     173,849       280,900        72,658       138,000
                                           ------------  ------------  ------------  ------------

Net income                                 $   216,194   $   396,116   $   161,638   $   163,238
                                           ============  ============  ============  ============

Earnings per common share                  $      0.02   $      0.03   $      0.01   $      0.01
(basic and assuming dilution)              ============  ============  ============  ============


Weighted average shares outstanding
     Basic                                  13,575,000    13,575,000    13,575,000    13,575,000
     Diluted                                13,655,000    13,575,000    13,655,000    13,575,000



        See accompanying footnotes to the unaudited financial statements


                            U.S. MEDICAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED


                                                     For the six months ended June 30,
                                                           2001          2000
                                                         ----------   ----------
Cash flows from operating activities:
     Net income from operating activities                $ 216,194    $ 396,116
     Adjustments to reconcile net income to net cash:
          Depreciation and amortization                    172,913      158,990
          Change in: Receivables                           (81,635)     234,578
              Prepaid expenses and other assets            (20,647)     (63,732)
              Deferred income taxes and other               92,658       44,100
              Income tax payable                          (156,036)     158,800
               Accounts payable and accrued expenses        37,801      (24,411)
     Stock issued for merger consulting fees                     -            -
                                                         ----------   ----------
     Net cash from operating activities                    261,248      904,441

Cash flows used in investing activities:
     Capital expenditures                                  (27,953)    (132,380)
     Deposit on equipment                                        -            -
                                                         ----------   ----------
     Net cash used in investing activities                 (27,953)    (132,380)

Cash flows (used in)/provided by financing activities:
     Proceeds from bank loans                                    -      250,000
     Proceeds from loans from stockholders                       -      441,739
     Repayments of bank loans                             (269,767)    (627,751)
     Repayment of loans from stockholders                        -     (204,131)
     Purchase of Treasury Stock                            (42,411)           -
     Dividend Payments                                           -     (441,739)
                                                         ----------   ----------

     Net cash used in financing activities                (312,178)    (581,882)

Net increase in cash and cash equivalents                  (78,883)     190,179

Cash and cash equivalents at January 1                     337,050       22,763
                                                         ----------   ----------
Cash and cash equivalents at June 30                     $ 258,167    $ 212,942
                                                         ==========   ==========


Supplemental Information:
       Interest Paid                                        55,949       78,140
       Income Tax Paid                                      25,217       78,000




        See accompanying footnotes to the unaudited financial statements

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB, as amended.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, U.S. Medical Group (Florida), Inc., formerly American Mobile Surgical Services, Inc. Significant intercompany transactions have been eliminated in consolidation.


Certain prior period amounts have been reclassified for comparative purposes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION AND RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30,2000

REVENUE

The Company's total revenues were $889,863 for the three month period ended June 30, 2001 compared to $863,373 for the same period ended June 30, 2000, an increase of $26,490, or 3%. The increase in revenue is primarily attributed as a result of an increased caseload in Florida. The Company reported net income from continuing operations for the three month period ended June 30, 2001 of $161,638 compared to $163,238 for the three month period ended June 30, 2000, a decrease in earnings of $1,600, or 1%. Revenue and net income for the three-month period ended June 30, 2001 is primarily attributed to the Florida and North Carolina State Department of Corrections contracts.

The Company has contracts with the Florida and North Carolina State Department of Corrections. Florida has awarded the Company with a three year contract with two additional one year options effective August 1, 2001. The North Carolina State Department of Corrections has exercised the third year option in the series of four one-year options. The North Carolina one-year option contract renewal expires June 30, 2002.

COSTS AND EXPENSES

The Company's 16.6% increase in operating expenses from $562,135 for the period ended June 30, 2000 to $655,567 for the three month period ended June 30, 2001 is due primarily to the addition of certain Company officer salaries, increases in wages and increased depreciation expense. Having foregone compensation since the Company's inception in April of 1997 through the period ended December 31, 2000, Chairman and Chief Executive Officer Tom Winters and President and Director Richard Langley now receive salaried compensation. Selling, general and administrative expenses increased 23% from $435,515 for the three month period ended June 30, 2000 to $535,436 for the same period ended June 30, 2001. Costs directly associated with day-to-day operations such as medical equipment, supplies, and staff wages for the North Carolina and Florida mobile surgery units remained constant during the three month period ended June 30, 2001 when compared to the three months period ended June 30, 2000.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

Depreciation and amortization expense for the three month period ended June 30, 2001 was $85,290, an increase of $5,853, or 7.4%, from the same period in 2000. The increase is attributable to the addition of new equipment in Florida and North Carolina. Both of the Company's mobile surgical units were depreciated over the entire period of three months ended June 30, 2001.

Interest expense for the three-month period ended June 30, 2001 was $34,841, a decrease of $12,342, or 26.2%, from $47,183 for the same period ended June 30, 2000. The decrease in interest expense is due to the maturation of bank loans that were needed to finance the construction and purchase of the Florida mobile surgical unit.

For the three-month period ended June 30, 2001, an income tax provision of $72,658 was charged to recognize federal, Florida state and North Carolina state income tax liabilities. For the three-month period ended June 30, 2000, an income tax provision of $138,000 was charged. The decrease in income tax provision is attributed to an income tax overpayment of $102,100 for the twelve month period ended December 31, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30,2000

REVENUE

The Company's total revenues were $1,743,703 for the six month period ended June 30, 2001 compared to $1,712,377 for the same period ended June 30, 2000, an increase of $31,326, or 1.8%. Revenue for the six-month period ended June 30, 2001 is attributed to the Florida and North Carolina State Department of Corrections contracts.

The Company reported net income from continuing operations for the six month period ended June 30, 2001 of $216,194 compared to $396,116 for the six month period ended June 30, 2000, a decrease in earnings of $179,922. Net income for the six-month period ended June 30, 2001 was affected by the addition of certain Company officer salaries, increases in wages, promotional expenses, insurance and increased depreciation expense.

COSTS AND EXPENSES

The Company's 31% increase in operating expenses from $1,035,631 for the period ended June 30, 2000 to $1,353,660 for the six month period ended June 30, 2001 is due primarily to the addition of certain Company officer salaries, increases in wages, insurance, promotional expenditures and depreciation expense. Having foregone compensation since inception through the period ended December 31, 2000, Chairman and Chief Executive Officer Tom Winters and President and Director Richard Langley now receive salaried compensation. The increase in promotional expenses is directly attributed to a promotional campaign, which included nationwide television airtime. Selling, general and administrative expenses increased 40% from $791,469 for the three month period ended June 30, 2000 to $1,108,356 for the same period ended June 30, 2001. Costs directly associated with day-to-day operations such as medical equipment, supplies, and staff wages for the North Carolina and Florida mobile surgery units remained constant during the six months period ended June 30, 2001 when compared to the six months period ended June 30, 2000.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

Depreciation and amortization expense for the six month period ended June 30, 2001 was $172,913, an increase of $16,460, or 10.5%, from the same period in 2000. The increase is attributable to the addition of new equipment in Florida and North Carolina. Both of the Company's mobile surgical units were depreciated over the entire period of six months ended June 30, 2001.

Interest expense for the six-month period ended June 30, 2001 was $72,391, a decrease of $15,048, or 17.2%, from $87,439 for the same period ended June 30, 2000. The decrease in interest expense is due to the maturation of bank loans needed to finance the construction and purchase of the Florida mobile surgical unit.

For the six-month period ended June 30, 2001, an income tax provision of $173,849 was charged to recognize federal, Florida state and North Carolina state income tax liabilities. For the six-month period ended June 30, 2000, an income tax provision of $280,900 was charged. The decrease in income tax provision is attributed to an income tax overpayment of $102,100 for the twelve month period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had a working capital deficit of $291,335 compared to a deficit of $248,061 at December 31, 2000, a deficit increase of $43,275, or 17.4%. The increase in working capital deficit is attributed to a $25,936 increase in current assets and a current liability increase of $69,211. The increase in current assets is primarily attributable to an $81,635 increase in receivables and a $23,185 increase in prepaid expenses. The increase in current liabilities is primarily attributable to a $94,790 increase in current maturities of long term debt.

The Company's accounts payable balance as of June 30, 2001 was $124,944, a $37,799, or 43% increase from the balance as of December 31, 2000. As of June 30, 2001, current maturities of long-term debt increased 14.8% to $736,618 as of June 30, 2001 from $ 641,828 as of December 31, 2000. The increase in current maturities of long-term debt is primarily attributable to the maturation of a loan from shareholders in the amount of $310,042.

The Company generated cash flows from operations of $261,248 for the six-month period ended June 30, 2001 and $904,441 for the six-month period ended June 30, 2000, a decrease of $643,193, or 71.1%. The $643,193 decrease in cash flow from operating activities for the six-month period ended June 30, 2001 is primarily attributable to the decrease in the Company's net income from operations of $179,922 when compared to the same period ended June 30, 2000, an $81,635 increase in receivables at June 30, 2001, as compared to an $234,578 decrease in the same period ended June 30, 2000, and a $314,836 change in income tax payable when compared to the six month period ended June 30, 2000.

Cash flows used in investing activities for the six-month period ended June 30, 2001 consisted primarily of the acquisition of $ 27,953 of surgical and medical equipment. The equipment was placed in the Company's North Carolina and Florida facilities.

Cash flows used in financing activities were $312,178 during the six-month period ended June 30, 2001. The Company repaid $269,767 in bank loans and used $42,411 for the purchase of Company stock during the six-month period ended June 30, 2001.

While the Company has raised capital though bank loans to meet its current working capital and facility and equipment financing needs, additional financing will be required in order to acquire additional surgical facilities. The Company is seeking debt financing in order to provide for these expansions and for working capital. There are no assurances the Company will be successful in raising the funds required.

The Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations. In addition, Company officers and significant shareholders guarantee all of the Company's bank debt.

The Company plans to develop new sites for its mobile surgical units. The Company plans to obtain financing for these units through bank loans. There can be no assurance that management will be successful in its efforts to obtain the financing necessary to fund the Company's growth or that contracts for future sites will be obtained.

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

                  (c) None


Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

    The annual meeting of shareholders of the Company was held on May 14, 2001 for the purpose of (i) electing directors of the Company, (ii) approving the adoption of the Company's 2000 Stock Incentive Plan, and (iii) ratifying the appointment of the Company's independent public accounts for the year ending December 31, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

    (a) The following directors were elected by the following vote:


                                FOR             AGAINST           WITHHELD
                            ----------         ---------          --------

Thomas F. Winters           10,364,087              -             3,210,913

Richard Langley             10,364,087              -             3,210,913

Sandra Thompson             10,364,087              -             3,210,913



     (b) The proposal to approve the adoption of the Company's 2000 Stock Incentive Plan:


                               FOR            AGAINST        ABSTAIN
                            ----------       ---------       --------
                            10,348,087         18,195       3,208,758


     (c) The proposal to ratify the appointment of the independent public accountants for the year ending December 31, 2001 was approved by the following vote:


                               FOR            AGAINST        ABSTAIN
                            ----------       ---------       --------
                            10,366,242            -         3,208,758


Item 5.  Other Information

         At the Board of Directors Meeting on April 16, 2001, Mr. Charlie Baumann was elected to serve as the Company's Chief Financial Officer in addition to serving as Director of Business Development.


ITEM 6.  Exhibits and reports on Form 8-K

                 None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. MEDICAL GROUP, INC.
                                          Registrant


August 8, 2001                            By: /s/ Thomas Winters
--------------                                -------------------
Date                                          Thomas Winters
                                              Chairman of the Board and
                                              Chief Executive Officer