Form 10QSB/A
period 2001-06-30
US MEDICAL GROUP INC
filed 2001-08-09
CIK 1105757

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

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

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

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

COSTS AND EXPENSES

The Company's 31% increase in operating expenses from $1,035,631 for the period ended June 30, 2000 to $1,353,660 for the six month period ended June 30, 2001 is due primarily to the addition of certain Company officer salaries, increases in wages, insurance, promotional expenditures and depreciation expense. Having foregone compensation since inception through the period ended December 31, 2000, Chairman and Chief Executive Officer Tom Winters and President and Director Richard Langley now receive salaried compensation. The increase in promotional expenses is directly attributed to a promotional campaign, which included nationwide television airtime. Selling, general and administrative expenses increased 40% from $791,469 for the six month period ended June 30, 2000 to $1,108,356 for the same period ended June 30, 2001. Costs directly associated with day-to-day operations such as medical equipment, supplies, and staff wages for the North Carolina and Florida mobile surgery units remained constant during the six months period ended June 30, 2001 when compared to the six months period ended June 30, 2000.

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