Form 10QSB
period 2001-09-30
US MEDICAL GROUP INC
filed 2001-11-16
CIK 1105757

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2001

                        Commission file number 000-29579
                                               ---------

                            U.S. Medical Group, Inc.
                            ------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Nevada                                    88-0320389
----------------------------------------      ---------------------------------
(State of jurisdiction of incorporation)      (IRS Employer Identification No.)

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

    13,575,380 shares of common stock outstanding as of September 30, 2001.
    -----------------------------------------------------------------------

                             U.S. Medical Group, Inc

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2001

                                Table of Contents

Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets:
         September 30, 2001 and December 31, 2000

         Consolidated Statement of Operations:
         Three Months and Nine Months Ended
         September 30, 2001 and 2000

         Consolidated Statement of Cash Flows:
         Nine Months Ended September 30, 2001 and 2000

         Notes to Consolidated Financial Statements:
         September 30, 2001

Item 2.  Management's Discussion and Analysis

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                            U.S. MEDICAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                   September 30,    December 31,
                                                       2001            2000
                                                    -----------     -----------
                                                    (Unaudited)
                      ASSETS

Current assets:
      Cash and equivalents                          $  749,708      $  337,050
      Accounts receivable                              308,711         361,833
      Prepaid expenses                                  65,012          44,409
                                                    -----------     -----------
 Total current assets                                1,123,431         743,292

 Property and equipment - at cost:
      Mobile unit and medical equipment              3,727,738       3,827,196
      Furniture and fixtures                            76,476          77,383
                                                    -----------     -----------
                                                     3,804,214       3,904,579
 Less accumulated depreciation                         939,350         728,496
                                                    -----------     -----------
                                                     2,864,864       3,176,083
 Other assets:
  Patents & Trademarks, net of amortization             27,917          39,168
  Financing fees, less amortization of $14,404
  and $10,597 on September 30, 2001 and
  December 31, 2000, respectively                        3,353           7,160
                                                    -----------     -----------

                                                    $4,019,565      $3,965,703
                                                    ===========     ===========

        See accompanying footnotes to the unaudited financial statements

                            U.S. MEDICAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                  September 30,    December 31,
                                                      2001             2000
                                                  ------------     ------------
                                                   (Unaudited)

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses        $   103,669      $    87,145
     Current maturities of long-term debt             744,661          641,828
     Income tax payable                                90,890          156,036
     Deferred tax liability                           182,086          106,344
                                                  ------------     ------------
                                                    1,121,306          991,353

Long-term debt less current maturities                689,421        1,196,905

Deferred tax liability                                330,096          330,096

Stockholders' equity:
Preferred stock, par value, $.001 per share,
  20,000,000 authorized at September 30, 2001
  and December 31, 2000; none issued                        -                -
Common stock, par value, $.001 per share;
  100,000,000 authorized, 13,575,380 issued
  at September 30, 2001 and December 31, 2000          13,575           13,575
     Additional paid-in-capital                        80,925           80,925
     Retained earnings                              1,871,474        1,371,419
                                                  ------------     ------------
    Treasury Stock                                    (87,232)         (18,570)
                                                  ------------     ------------
Total Stockholder Equity                            1,878,742        1,447,349
------------------------                          ------------     ------------
                                                  $ 4,019,565      $ 3,965,703
                                                  ============     ============

        See accompanying footnotes to the unaudited financial statements

                                         U.S. MEDICAL GROUP, INC.
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                 UNAUDITED

                                                  Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                                  2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------
Revenues:
     Patient fees                             $   875,778     $   905,835     $ 2,619,481     $ 2,618,212

Operating expenses:
     Selling, general and administrative          500,138         457,251       1,608,494       1,248,720
     Interest expense                              18,251          42,905          90,642         130,344
     Depreciation expense                          82,662          82,868         255,575         239,321
                                              ------------    ------------    ------------    ------------
Operating expense                                 601,051         583,024       1,954,711       1,618,385

Net income before taxes and
  extraordinary gain                              274,727         322,811         664,770         999,827

Provision for income taxes                         57,353         117,309         231,202         398,209
                                              ------------    ------------    ------------    ------------
Net Income before Extraordinary Gain          $   217,374     $   205,502         433,568     $   601,618
Extraordinary Gain from Sale of Equipment
  (net of income taxes of $16,621)                 66,487               -          66,487               -
                                              ------------    ------------    ------------    ------------
Net Income                                    $   283,861     $   205,502     $   500,055     $   601,618
                                              ============    ============    ============    ============

Earnings per common share
  (basic and assuming dilution)               $       .02     $       .02     $       .04     $       .04
                                              ============    ============    ============    ============

Weighted average shares outstanding
     Basic                                     13,575,000      13,575,000      13,575,000      13,575,000
     Diluted                                   13,655,000      13,655,000      13,655,000      13,655,000

                     See accompanying footnotes to the unaudited financial statements

                                                    4

                                U.S. MEDICAL GROUP, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                        UNAUDITED

                                                             For the nine months ended
                                                                   September 30,
                                                               2001              2000
                                                           ------------     ------------
Cash flows from operating activities:
     Net income from operating activities                  $   500,055      $   601,618
     Adjustments to reconcile net income to net cash:
          Depreciation and amortization                        270,633          237,237
          Change in: Receivables                                53,122          (12,125)
              Prepaid expenses and other assets                (20,603)         (37,967)
              Deferred income taxes and other                   75,742           37,981
              Income tax payable                               (65,146)         204,228
              Accounts payable and accrued expenses             16,524          (10,804)
              Net Gain from sale of fixed assets               (83,865)
                                                           ------------     ------------
    Net cash from operating activities                         746,462        1,020,168

Cash flows used in investing activities:
     Capital expenditures                                      (87,041)        (198,852)
     Sale of Equipment                                         226,550                -
                                                           ------------     ------------
     Net cash used in investing activities                     139,509         (198,852)

Cash flows (used in)/provided by financing activities:
     Proceeds from bank loans                                        -                -
     Proceeds from loans from stockholders                           -          237,608
     Repayments of bank loans                                 (404,651)        (512,636)
     Repayment of loans from stockholders                            -                -
     Purchase of Treasury Stock                                (68,662)               -
     Dividend Payments                                               -         (441,738)
                                                           ------------     ------------
     Net cash used in financing activities                    (473,313)        (716,766)

Net increase in cash and cash equivalents                      412,658          104,550

Cash and cash equivalents at January 1                         337,050           22,763

Cash and cash equivalents at September 30                  $   749,708      $   127,313
                                                           ===========      ===========

Supplemental Information:
       Interest Paid                                       $    72,190      $   109,558
       Income Tax Paid                                          25,217           78,000

            See accompanying footnotes to the unaudited financial statements

                                           5

                            U.S. MEDICAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, as amended.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, U.S. Medical Group (Florida), Inc., formerly American Mobile Surgical Services, Inc. Significant intercompany transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION AND RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Three Months Ended September 30, 2001 and 2000
----------------------------------------------

REVENUES

The Company's total revenues were $875,778 for the three-month period ended September 30, 2001, compared to $905,835 for the same period ended September 30, 2000, a decrease of $30,057, or 3.3%. The decrease in revenue is primarily a result of a decreased caseload in Florida when compared to the year-ago period. The Company reported net income from continuing operations for the three month period ended September 30, 2001 of $283,861, compared to $205,502 for the three-month period ended September 30, 2000, an increase in earnings of $78,359, or 38%. The earnings increase is primarily attributable to the sale of equipment, which produced a non-recurring extraordinary gain of $66,487. Net income for the period three months ended September 30, 2001 excluding the extraordinary gain was $217,374, an increase of $11,872, or 5.8% when compared to the year-ago period. Revenue and net income for the three-month period ended September 30, 2001 is primarily attributed to the Florida and North Carolina State Department of Corrections contracts.

The Company has contracts with the Florida and North Carolina State Department of Corrections. Florida has awarded the Company a three-year contract, with two additional one-year options effective August 1, 2001. The North Carolina State Department of Corrections has exercised the third-year option in the series of four one-year options. The North Carolina one-year option contract renewal expires June 30, 2002.

COSTS AND EXPENSES

The Company's 3% increase in operating expenses from $583,024 for the three-month period ended September 30, 2000 to $601,051 for the three-month period ended September 30, 2001 is due primarily to the addition of certain Company officer salaries and increases in staff wages. Having foregone compensation since the Company's inception in April of 1997 through the period ended December 31, 2000, Chairman and Chief Executive Officer Tom Winters and President and Director Richard Langley now receive salaried compensation. Selling, general and administrative expenses increased 9.4% from $457,251 for the three-month period ended September 30, 2000 to $500,138 for the same period ended September 30, 2001. Costs directly associated with day-to-day operations, such as medical equipment, supplies, and staff wages for the North Carolina and Florida mobile surgery units remained constant during the three-month period ended September 30, 2001 when compared to the three-month period ended September 30, 2000.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees.

Depreciation and amortization expense for the three-month period ended September 30, 2001 was $82,622, a decrease of $206 from the same period in 2000. Both of the Company's mobile surgical units were depreciated over the entire period of three months ended September 30, 2001.

Interest expense for the three-month period ended September 30, 2001 was $18,251; a decrease of $24,654, or 57%, from $42,905 for the same period ended September 30, 2000. The decrease in interest expense is due to the maturation of bank loans that were needed to finance the construction and purchase of the Florida mobile surgical unit.

For the three-month period ended September 30, 2001, an income tax provision of $57,353 was charged to recognize federal, Florida state and North Carolina state income tax liabilities. For the three-month period ended September 30, 2000, an income tax provision of $117,309 was charged. The decrease in income tax provision is attributed to an income tax overpayment of $102,100 for the period of twelve months ended December 31, 2000.

Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

REVENUES

The Company's total revenues were $2,619,481 for the nine-month period ended September 30, 2001 compared to $2,618,212 for the same period ended September 30, 2000. Revenue for the nine-month period ended September 30, 2001 is attributed to the Florida and North Carolina State Department of Corrections contracts.

The Company reported net income from continuing operations for the nine-month period ended September 30, 2001 of $500,055 compared to $601,618 for the nine-month period ended September 30, 2000, a decrease in earnings of $101,563, or 16.9%. Net income for the nine-month period ended September 30, 2001 was affected by the addition of certain Company officer salaries, increases in wages, promotional expenses, insurance premiums and increased depreciation expense.

COSTS AND EXPENSES

The Company's 20.8% increase in operating expenses from $1,618,385 for the nine-month period ended September 30, 2000 to $1,954,711 for the nine-month period ended September 30, 2001 is due primarily to the addition of certain Company officer salaries, increases in wages, insurance premiums, promotional expenditures and depreciation expense. Having foregone compensation since inception through the period ended December 31, 2000, Chairman and Chief Executive Officer Tom Winters and President and Director Richard Langley now receive salaried compensation. The increase in promotional expenses is directly attributed to a promotional campaign, which included nationwide television airtime. Selling, general and administrative expenses increased 28.8% from $1,248,720 for the nine-month period ended September 30, 2000 to $1,608,494 for the same period ended September 30, 2001. Costs directly associated with day-to-day operations, such as medical equipment, supplies, and staff wages for the North Carolina and Florida mobile surgery units, remained constant during the nine-month period ended September 30, 2001 when compared to the nine months period ended September 30, 2000.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees.

Depreciation and amortization expense for the nine-month period ended September 30, 2001 was $255,575, an increase of $16,254, or 6.8%, from the same period in 2000. The increase is attributable to the addition of new equipment in Florida and North Carolina. Both of the Company's mobile surgical units were depreciated over the entire period of nine months ended September 30, 2001.

Interest expense for the nine-month period ended September 30, 2001 was $90,642, a decrease of $39,702, or 30.5%, from $130,344 for the same period ended September 30, 2000. The decrease in interest expense is due to the maturation of bank loans needed to finance the construction and purchase of the Florida mobile surgical unit.

For the nine-month period ended September 30, 2001, an income tax provision of $231,202 was charged to recognize federal, Florida state and North Carolina state income tax liabilities. For the nine-month period ended September 30, 2000, an income tax provision of $398,209 was charged. The decrease in income tax provision is attributed to an income tax overpayment of $102,100 for the period twelve months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2001, the Company had working capital of $2,125 compared to a deficit of $248,061 at December 31, 2000. The increase in working capital is attributed to a $380,139 increase in current assets compared to a current liability increase of $129,953. The increase in current liabilities is primarily attributable to a $102,833 increase in current maturities of long-term debt.

The Company's accounts payable balance as of September 30, 2001 was $103,669, a $16,524, or a 19% increase, from the balance as of December 31, 2000. As of September 30, 2001, current maturities of long-term debt increased 16% to $744,661 as of September 30, 2001 from $641,828 as of December 31, 2000. The increase in current maturities of long-term debt is primarily attributable to the maturation of a loan from shareholders in the amount of $310,042.

The Company generated cash flows from operations of $746,462 for the nine-month period ended September 30, 2001 and $1,020,168 for the nine-month period ended September 30, 2000, a decrease of $273,706, or 26.8%. The decrease in cash flow from operating activities for the nine-month period ended September 30, 2001 when compared to the year-ago period is primarily attributable to the decrease in the Company's net income from operations of $101,563 when compared to the same period ended September 30, 2000, a $65,247 change in receivables, and a $269,374 change in income tax payable when compared to the nine month period ended September 30, 2000.

Cash flows from investing activities of $226,550 for the nine-month period ended September 30, 2001 were derived from the sale of equipment. Cash flows used in investing activities involved the acquisition of $ 87,041 of surgical and medical equipment. The equipment was placed in the Company's North Carolina and Florida facilities.

Cash flows used in financing activities were $473,313 during the nine-month period ended September 30, 2001. The Company repaid $404,651 in bank loans and used $68,662 for the purchase of Company stock during the nine-month period ended September 30, 2001.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities and Use of Proceeds

                  Not Applicable

Item 3.  Defaults Upon Senior Securities

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.  Other Information

                  None

Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

Exhibit No.       Exhibit
-----------       -------

3.1 Articles of Incorporation and of the Company and all amendments thereto (filed as Exhibits 3.1, 3.2 and 3.3 to Amendment No. 1 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

3.2               By-laws of the Company (filed as Exhibit 3.4 to Amendment No.
                  1 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

4.1 Articles Fourth, Tenth and Eleventh of the Articles of Incorporation of the Company, as amended (filed as Exhibits
                  3.1. 3.2 and 3.3 to Amendment No. 1 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

4.2 Article I of the By-laws of the Company (filed as Exhibit 3.4 to Amendment No. 1 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

10.1 Consulting Agreement dated April 26, 1999, by and between the Company and TransGlobal Financial Corporation (filed as
                  Exhibit 10.1 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

10.2 Form of Stockholders Lock-up Agreement dated March 25, 1999, by and between the Company and American Mobile Surgical Services, Inc. (filed as Exhibit 10.2 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

10.3              Agreement by and between the Company's subsidiary, U.S.
                  Medical Group (Florida), Inc., and the Florida Department of Corrections dated April 2, 1997, with amendments (filed as
                  Exhibit 10.3 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

10.4              Agreement by and between the Company's subsidiary, U.S.
                  Medical Group (Florida), Inc., and the North Carolina Department of Corrections dated October 15, 1999, with amendments (filed as Exhibit 10.4 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

10.5              Employment agreement by and between the Company and Dr. Thomas
                  F. Winters dated January 2, 2001 (filed herewith)

10.6              Employment agreement by and between the Company and Richard H.
                  Langley dated January 2, 2001 (filed herewith)

11 Computation of earnings per common share (included in unaudited statement of operations of the Company in Item 1 hereof)

21 Subsidiaries of the registrant (filed as Exhibit 21 to the Company's annual report on Form 10-KSB for the year ended December 31, 2000, and incorporated herein by reference)

         (b)      Reports on Form 8-K

                  Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     U.S. MEDICAL GROUP, INC.
                                                     ------------------------
                                                           (Registrant)

Date November 15, 2001                               By: /s/ Charles Baumann
     -----------------                                  --------------------
                                                         Charles Baumann
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Exhibit
-----------       -------

3.1 Articles of Incorporation and of the Company and all amendments thereto (filed as Exhibits 3.1, 3.2 and 3.3 to Amendment No. 1 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

3.2               By-laws of the Company (filed as Exhibit 3.4 to Amendment No.
                  1 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

4.1 Articles Fourth, Tenth and Eleventh of the Articles of Incorporation of the Company, as amended (filed as Exhibits
                  3.1. 3.2 and 3.3 to Amendment No. 1 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

4.2 Article I of the By-laws of the Company (filed as Exhibit 3.4 to Amendment No. 1 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

10.1 Consulting Agreement dated April 26, 1999, by and between the Company and TransGlobal Financial Corporation (filed as
                  Exhibit 10.1 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

10.2 Form of Stockholders Lock-up Agreement dated March 25, 1999, by and between the Company and American Mobile Surgical Services, Inc. (filed as Exhibit 10.2 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

10.3              Agreement by and between the Company's subsidiary, U.S.
                  Medical Group (Florida), Inc., and the Florida Department of Corrections dated April 2, 1997, with amendments (filed as
                  Exhibit 10.3 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

10.4              Agreement by and between the Company's subsidiary, U.S.
                  Medical Group (Florida), Inc., and the North Carolina Department of Corrections dated October 15, 1999, with amendments (filed as Exhibit 10.4 to the Company's registration statement on Form 10-SB on April 13, 2000, and incorporated herein by reference)

10.5              Employment agreement by and between the Company and Dr. Thomas
                  F. Winters dated January 2, 2001 (filed herewith)

10.6              Employment agreement by and between the Company and Richard H.
                  Langley dated January 2, 2001 (filed herewith)

11 Computation of earnings per common share (included in unaudited statement of operations of the Company in Item 1 hereof)

21 Subsidiaries of the registrant (filed as Exhibit 21 to the Company's annual report on Form 10-KSB for the year ended December 31, 2000, and incorporated herein by reference)

                                                                    EXHIBIT 10.5

January 2, 2001

Dr. Thomas F. Winters:

         This letter agreement will permit you to perform services for, US Medical Group, Inc. (Company) as an employee under the following terms and conditions:

         1. You agree to perform the following services for Company:

                  Chairman and Chief Executive Officer

         2. The term of this employment agreement is for an unspecified period beginning on January 2, 2001.

         3. Unless otherwise mutually agreed and approved by the board of directors, compensation for employment performed hereunder during the term shall be $120,000 per year. In addition, U.S. Medical Group will reimburse you for any business expenses incurred while providing such services. All expenses over $200.00 must be pre-approved by U.S. Medical Group.

         4. This agreement may be terminated at the option of either party by giving thirty days' written notice. In the event of termination, the Company shall be obligated to pay only for services performed up to the date of termination.

         5. Any information (written, oral, or observed) received by you during the course of you providing services to Company will be deemed to be confidential. This information may only be used in the provision of services under this agreement and may not be revealed to any third parties during this agreement or after its expiration without the prior written consent of Company.

         6. During the term of this agreement, you shall refrain from action or conduct which is inimical or opposed to the interest of Company. Company shall be advised promptly of any possible conflict of interest.

         7. This agreement constitutes the entire agreement between the parties, and any amendment to this agreement must be in writing and signed by both parties.

If you agree to the above terms, please sign both copies of this agreement in the space below, and retain one copy for your files.

                  Thomas Winters
                  --------------------------------
                  (Name)

                  /s/ Thomas Winters
                  --------------------------------
                  (Signature)

                  3/13/01
                  --------------------------------
                  (Date)

US Medical Group is looking forward to working with you and anticipates long term success.

Regards,

/s/ Sandra Thompson

Sandra Thompson, Chief Operating Officer

                   EMPLOYEES CONFIDENTIAL DISCLOSURE AGREEMENT

In consideration of my employment with US Medical Group, Inc. (hereinafter "Employer") its subsidiaries or affiliates, and of the salary/wages/fees I am receiving and shall receive from time to time, I hereby endorse and accept personally the duties and obligations undertaken by Employer to keep secret and confidential any proprietary information received either observed, orally or in writing. In the event that my employment should terminate, either voluntarily or involuntarily, prior to the termination of Employer's obligations under agreement, I also agree that my obligation of confidentiality hereunder shall survive said termination.

                  /s/ Thomas Winters
                  --------------------------------
                  (Signature)

                  3/13/01
                  --------------------------------
                  (Date)

                  /s/ Sandra L. Thompson
                  --------------------------------
                  (Witness)

                  3/13/01
                  --------------------------------
                  (Date)

                                                                    EXHIBIT 10.6

January 2, 2001

Mr. Richard H. Langley:

         This letter agreement will permit you to perform services for, U.S. Medical Group, Inc. (Company) as an employee under the following terms and conditions:

         2. You agree to perform the following services for Company:

                  President and Director

         2. The term of this employment agreement is for an unspecified period beginning on January 2, 2001.

         5. Unless otherwise mutually agreed and approved by the board of directors, compensation for employment performed hereunder during the term shall be $110,000 per year. In addition, U.S. Medical Group will reimburse you for any business expenses incurred while providing such services. All expenses over $200.00 must be pre-approved by U.S. Medical Group.

         6. This agreement may be terminated at the option of either party by giving thirty days' written notice. In the event of termination, the Company shall be obligated to pay only for services performed up to the date of termination.

         5. Any information (written, oral, or observed) received by you during the course of you providing services to Company will be deemed to be confidential. This information may only be used in the provision of services under this agreement and may not be revealed to any third parties during this agreement or after its expiration without the prior written consent of Company.

         6. During the term of this agreement, you shall refrain from action or conduct which is inimical or opposed to the interest of Company. Company shall be advised promptly of any possible conflict of interest.

         7. This agreement constitutes the entire agreement between the parties, and any amendment to this agreement must be in writing and signed by both parties.

If you agree to the above terms, please sign both copies of this agreement in the space below, and retain one copy for your files.

                  Richard H. Langley
                  --------------------------------
                  (Name)

                  /s/ Richard H. Langley
                  --------------------------------
                  (Signature)

                  March 23, 2001
                  --------------------------------
                  (Date)

U.S. Medical Group is looking forward to working with you and anticipates long term success.

Regards,

/s/ Tom Winters

Dr. Thomas F. Winters, Chairman and CEO

                   EMPLOYEES CONFIDENTIAL DISCLOSURE AGREEMENT

In consideration of my employment with U.S. Medical Group, Inc. (hereinafter "Employer") its subsidiaries or affiliates, and of the salary/wages/fees I am receiving and shall receive from time to time, I hereby endorse and accept personally the duties and obligations undertaken by Employer to keep secret and confidential any proprietary information received either observed, orally or in writing. In the event that my employment should terminate, either voluntarily or involuntarily, prior to the termination of Employer's obligations under agreement, I also agree that my obligation of confidentiality hereunder shall survive said termination.

                  /s/ Richard H. Langley
                  --------------------------------
                  (Signature)

                  March 23, 2001
                  --------------------------------
                  (Date)

                  /s/ Linda M. Topping
                  --------------------------------
                  (Witness)

                  March 23, 2001
                  --------------------------------
                  (Date)